Form 10QSB
period 2002-06-30
LOCATEPLUS HOLDINGS CORP
filed 2002-09-20
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   June 30, 2002
                                           -------------


[_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _______________ to _______________


                             Commission file number


                         LocatePLUS Holdings Corporation
                         -------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               Delaware                                     04-3332304
               --------                                     ----------
  (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

100 Cummings Center, Suite 235 M, Beverly, Massachusetts          01915
--------------------------------------------------------          -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (978) 921-2727
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
         ---------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                              OUTSTANDING AT
                        CLASS                                 JUNE 30, 2002
                        -----                                 -------------
    Class A Voting Common, $0.01 par value per share            53,108,581
    Class B Non-Voting Common, $0.01 par value share            56,640,726


Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]
================================================================================

                               TABLE OF CONTENTS
                               -----------------


                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Balance sheets as of June 30, 2002 (unaudited) and December
        31, 2001..............................................................1

      Unaudited statements of operations for the three and six months ended June 30, 2002 and 2001..........................................2

      Unaudited statements of cash flows for the six months ended June
        30, 2002 and 2001.....................................................3

      Notes to unaudited consolidated financial statements....................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................8



PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................17



SIGNATURES AND CERTIFICATION.................................................18

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LOCATEPLUS HOLDINGS CORPORATIONS
                           CONSOLIDATED BALANCE SHEETS

                                                                                             JUNE 30,           DECEMBER 31,
                                                                                               2002                 2001
                                                                                           ------------         ------------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                $    733,810         $    915,864
  Short term investments                                                                      1,000,000                 --
  Accounts receivable, less allowance for doubtful accounts of
    $8,900 at December 31, 2001 and $31,480 at June 30, 2002                                    165,585              153,590
  Prepaid expenses and other current assets                                                     553,798              194,847
  Note receivable                                                                               238,497            1,000,000
                                                                                           ------------         ------------
      Total current assets                                                                    2,691,690            2,264,301

Property and equipment, net                                                                   1,375,224            1,414,938
Security deposits                                                                                97,998              148,236
Notes receivable - related parties, net                                                          76,389              143,056
                                                                                           ------------         ------------
      Total assets                                                                         $  4,241,301         $  3,970,531
                                                                                           ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            1,047,572            1,061,336
  Accrued expenses                                                                              324,528              467,392
  Deferred revenue                                                                              222,031              270,004
  Current portion of capital lease obligation                                                   147,832              139,250
  Notes Payable                                                                                 750,000                 --
  Convertible debt                                                                               10,000               10,000
                                                                                           ------------         ------------

      Total current liabilities                                                               2,501,963            1,947,982

Capital lease obligations, net of current portion                                               149,380              172,619
Notes Payable                                                                                   190,000                 --
Mandatorily convertible debt                                                                    388,235              362,838
                                                                                           ------------         ------------
      Total liabilities                                                                       3,229,578            2,483,439
                                                                                           ------------         ------------
Stockholders' equity:
  Class A common stock, $0.01 par value; 150,000,000 shares authorized;
    53,108,580 shares issued and outstanding at December 31,2001 and June 30, 2002              531,086              531,086
  Class B common stock, $0.01 par value, 250,000,000 shares authorized; 48,527,054 and 56,640,726 shares issued and outstanding at December 31, 2001, and June 30,
    2002 respectively                                                                           566,407              485,270
  Additional paid-in capital                                                                 15,321,073           14,213,637
  Warrants                                                                                      784,171              547,994
  Common stock subscriptions receivable                                                            --                 (4,500)
  Accumulated deficit                                                                       (16,191,014)         (14,286,395)
                                                                                           ------------         ------------
      Total stockholders' equity                                                              1,011,723            1,487,092
                                                                                           ------------         ------------
      Total liabilities and stockholders' equity                                           $  4,241,301         $  3,970,531
                                                                                           ============         ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                       2002                  2001                  2002                  2001
                                                  -------------         -------------         -------------         -------------
Revenues
   Information Sales - CD Rom                     $      82,531         $      27,626         $     149,025         $     118,182
   Information Sales - Online                           315,516               188,866               597,177               317,875
   Engineering Services                                    --                 388,187                  --                 388,187
                                                  -------------         -------------         -------------         -------------

   Total revenues                                       398,047               604,679               746,202               824,244
                                                  -------------         -------------         -------------         -------------

Costs and expenses:
   Costs of revenues
      CD Rom                                             21,014                21,314                47,187                44,185
      Online                                            218,107               213,023               409,090               449,300
      Engineering                                          --                  49,347                  --                  49,347
   Selling and marketing                                231,925               185,360               506,905               373,640
                                                                                                                                9
   General and administrative                           759,321                25,053             1,662,902             1,460,219
                                                  -------------         -------------         -------------         -------------

      Total operating expenses                        1,230,367             1,394,097             2,626,084             2,376,691
                                                  -------------         -------------         -------------         -------------

Operating loss                                         (832,320)             (789,418)           (1,879,882)           (1,552,447)

Other income (expense):
   Interest income                                       13,525                11,504                29,951                11,510
   Interest expense                                     (39,900)             (156,386)              (74,644)             (477,776)
   Other income                                          15,408                 1,808                19,956                 3,686
                                                  -------------         -------------         -------------         -------------

Net loss                                          $    (843,287)        $    (932,492)        $  (1,904,619)        $  (2,015,027)
                                                  =============         =============         =============         =============

Basic and diluted net loss per share              $       (0.01)        $       (0.01)        $       (0.02)        $       (0.02)

Shares used in computing basic and diluted
net loss per share                                  109,749,305            82,612,094           108,123,666            82,085,835

The accompanying notes are an integral part of these consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  FOR THE SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                 2002                2001
                                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                $(1,904,619)        $(2,015,027)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization of property and equipment                                238,291             204,256
           Provision for doubtful accounts                                                         22,954              14,345
           Interest expense related to warrants issued with convertible debt                         --                36,922
           Interest expense related to beneficial conversion features                                --               293,912
           Interest expense recorded on mandatorily convertible debt                               25,397              27,100
           Amortization of notes receivable from related parties                                   66,667              66,667
           Expense recorded for fair value of options and warrants issued for services            236,177              49,661
           Changes in assets and liabilities:
               Accounts receivable                                                                (34,949)           (129,777)
               Prepaid expenses and other assets                                                 (358,951)            (88,483)
               Accounts payable                                                                   (13,764)           (397,494)
               Accrued expenses                                                                  (142,864)             (1,326)
               Note receivable                                                                    (88,497)               --
               Deferred revenue                                                                   (47,973)            (22,957)
               Security deposits                                                                   50,238              (6,164)
                                                                                              -----------         -----------

               Net cash used in operating activities                                           (1,951,893)         (1,968,365)
                                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of note receivable                                                                    --            (1,000,000)
      Proceeds form sale of portions of note receivable                                           850,000                --
      Purchase of short investments                                                            (1,000,000)               --
      Purchases of property and equipment                                                        (146,321)           (102,990)
      Proceeds from sale of property and equipment                                                   --                45,000
                                                                                              -----------         -----------

               Net cash used in investing activities                                             (296,321)         (1,057,990)
                                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of cash overdraft                                                                      --               (16,395)
      Proceeds from issuance of convertible debt                                                  940,000             521,000
      Payments of obligations under capital lease                                                 (66,913)           (121,618)
      Proceeds from issuance of common stock and collection of stock subscriptions
      receivable, net of issuance costs                                                         1,193,073           3,014,662
                                                                                              -----------         -----------

               Net cash provided by financing activities                                        2,066,160           3,397,649
                                                                                              -----------         -----------

Net (decrease) increase in cash and cash equivalents                                             (182,054)            371,294

Cash and cash equivalents, beginning of period                                                    915,864                --
                                                                                              -----------         -----------

Cash and cash equivalents, end of period                                                          733,810             371,294
                                                                                              ===========         ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     COMPANY
     LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. As part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. All intercompany accounts are eliminated in consolidation.

     The Company provides access to public information such as bankruptcies, real estate transactions and motor vehicles and drivers' licenses to commercial, private sector and law enforcement entities in the United States. In 1999 and prior periods, this information was delivered to customers on compact disks. In March 2000, the Company began providing information through the Internet.

     UNAUDITED INTERIM FINANCIAL STATEMENTS
     The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended June 30, 2002 and 2001.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, which are contained in LocatePlus Holdings Corporation's Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on March 28, 2002, and as amended on June 21, 2002, July 24, 2002, August 2, 2002, August 5, 2002, and September 10, 2002 (Commission File No. 333-85154).

     LIQUIDITY AND CAPITAL RESOURCES
     The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company have incurred an accumulated deficit of approximately $16.2 million through June 30, 2002 and used approximately $3.1 million of cash in operations during 2001 and $2.0 million during the six months ended June 30, 2002. The cash required to fund our planned operations for the next twelve months exceeds our cash anticipated to be generated from our planned operations by an average of approximately $150,000 per month, and thus we estimate that we will require approximately $1.8 million in cash to fund our planned operations for the next twelve months. As a result, we believe that additional financing will be required during 2003 to fund our planned operations. There can be no assurance that such financing will be available to us on favorable terms, or at all. In the event that our operations are not profitable or do not generate sufficient cash to fund our business, or if we fail to obtain additional financing, we will have to substantially reduce our level of operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at:

                                                         ESTIMATED
                                                        USEFUL LIFE      JUNE 30,          DECEMBER 31,
                                                        (IN YEARS)        2002                2001
                                                                       (UNAUDITED)
     Equipment                                             3-5         $ 1,278,110         $ 1,091,353
     Vehicles                                                5             104,379             115,278
     Software                                                3             155,907             152,990
     Furniture and fixtures                                  7             388,493             388,493
     Leasehold improvements                                  5             525,796             516,892
                                                                       -----------         -----------
                                                                         2,452,685           2,265,006

     Less accumulated depreciation and amortization                     (1,077,461)           (850,068)
                                                                       -----------         -----------

     Property and equipment, net                                       $ 1,375,224         $ 1,414,938
                                                                       ===========         ===========

3.   ACCRUED EXPENSES

     Accrued expenses consist of the following at:

                                                     JUNE 30,     DECEMBER 31,
                                                      2002            2001
                                                   (UNAUDITED)

     Payroll and related taxes                       240,947         216,454
     Sales tax                                        46,607          44,974
     Accounting, legal and professional fees            --           117,625
     Other                                            36,974          88,339
                                                    --------        --------

     Total                                          $324,528         467,392
                                                    ========        ========

4.   NOTES PAYABLE

     On May 22, 2002, the Company received $190,000 by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes require repayment on June 1, 2003.

     On June 4, 2002, the Company received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note secured by all of its assets and a personal guarantee by our Chief Executive Officer (including a pledge of five million shares of our Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage of certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. The terms of this loan, as amended to date, call for its repayment by the earlier of October 3, 2002 or two business days after the closing of our initial public offering. The loan arrangement provides that the Company will pay $125,000 in interest (in addition to repayment of principal), which represents an effective annual interest rate of approximately 48%, assuming repayment on October 3, 2002.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In consideration for a $10,000 loan made to us on March 9, 2001, we issued a convertible promissory note. This note is convertible into 44,444 shares of our Class A Voting Common Stock at the election of the holder. This convertible promissory note bears interest at the rate of 12% per annum. This note matured on September 9, 2001. On July 23, 2002, the holder of the note agreed with us to convert the note into a demand note providing for quarterly payment of interest on the note until the principal of the note is repaid or converted.



5.   LEGAL PROCEEDINGS

     The Company is a party to certain litigation, which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

6.   SEGMENT INFORMATION

     The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by the nature of products and services provided. The Company measures and evaluates its two reportable segments based on revenues and costs of revenues. The CD ROM segment provides information on motor vehicles and drivers' licenses, contained on compact disks. The online segment provides information on individuals throughout the United States of America through the Company's website. No material operating costs, other than costs of revenues, or assets and liabilities relate to the CD ROM segment.

                                                 FOR THE THREE                     FOR THE SIX
                                                  MONTHS ENDED                     MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                              2002            2001            2002            2001
                                           (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
     Information sales:
        CD Rom                               $ 82,531        $ 27,626        $149,025        $118,182
        Online                                315,516         188,866         597,177         317,875
                                             --------        --------        --------        --------

     Total information sales                  398,047         216,492         746,202         436,057
                                             ========        ========        ========        ========

     Costs of revenues:
        CD Rom                                 21,014          21,314          47,187          44,185
        Online                                218,107         213,023         409,090         449,300
                                             --------        --------        --------        --------

     Total costs of information sales        $239,121        $234,337        $456,277        $493,485
                                             ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO OUR ABILITY TO SUCCESSFULLY COMPETE IN OUR INDUSTRY, UNCERTAINTIES REGARDING OUR ABILITY TO OBTAIN FINANCIAL AND OTHER RESOURCES FOR OUR PRODUCT DEVELOPMENT AND COMMERCIAL ACTIVITIES, AND UNCERTAINTIES RELATING TO PRIVACY REGULATIONS. THESE FACTORS, AND OTHERS, ARE DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THEY ARE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE THEY ARE MADE. FURTHER DISCUSSION OF RISK FACTORS ARE ALSO AVAILABLE IN OUR REGISTRATION STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      We are a business-to-business and business-to-government provider of public information via our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide InformationTM, that enables users to search certain motor vehicle records and driver's license information in multiple states through a dynamic search engine, using complete or partial information. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS(TM). Our LocatePLUS(TM) product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records. We anticipate that the majority of our future revenues will be derived from our LocatePLUS(TM) product.

OUR PRODUCTS AND SERVICES

      We distribute our content both directly (through the Internet in the case of our LocatePLUS(TM) product and through the mail in the case of our Worldwide Information(TM) CD-ROM) and through "channel partner" arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty. We have executed one channel partner agreement to date, which was entered into in 2001. However, that channel partnership did not generate any revenue until January 2002 and, as of this date, revenue generated from this channel partnership has not been material. We are currently negotiating with a third-party to establish a second channel partner agreement for the distribution of certain of our data, although we can give no assurance as to the timing of that agreement or if that agreement will be executed at all.

      Although our products consist primarily of publicly available - and therefore non-proprietary - information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently. In addition, our LocatePLUS(TM) product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual.

REVENUE AND EXPENSE RECOGNITION POLICIES

      Revenue associated with our Worldwide Information(TM) product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information(TM) product is updated and released either quarterly or twice a year. In the case of our LocatePLUS(TM) product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Revenue from our LocatePLUS(TM) product is recognized when requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards (in the case of approximately 75% of our current LocatePLUS(TM) customer base) or invoice customers for such fees on a monthly basis (in the case of approximately 25% of our current customer base).

      Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, internet access and hosting charges, and expenses relating to Web content and design. We license or otherwise obtain our data from three primary sources, as well as over twenty other ancillary sources (including both private and government sources). In March 1999, we entered into a data acquisition agreement to acquire information related to real property from First American Real Estate Solutions, LLC. This agreement expired on June 30, 2002. We are currently using data from this provider pursuant to an informal arrangement and we are in negotiations with respect to a new agreement relating to real property data. In July 1999, we entered into a three-year data acquisition agreement to acquire credit file header information from TransUnion Corporation. This agreement may be cancelled by the data provider upon 90 days' notice, with or without cause. We are currently negotiating with this provider to extend the term of this agreement. In August 1999, we entered into a one-year data acquisition agreement to acquire bankruptcy, liens, and judgments information from Hogan Information Services Co. This agreement was renewable for successive periods of one year unless terminated upon 90 days' prior written notice. This agreement was followed by a new agreement relating to bankruptcy, liens, and judgments information, which we entered into on November 27, 2001. This new agreement has a one-year term with automatic one-year successive renewal periods unless terminated by either party prior to renewal. Payments under these agreements are based on monthly minimum payments and monthly usage. In 2000 and 2001, we recorded $640,000 and $648,500, respectively, in costs related to these agreements, of which $337,000 was accrued but not paid. Our use of data received from two providers is subject to termination at the discretion of the data provider, in one case upon 90 days' notice, and in the other case, immediately upon notice to us. In the event that any of our primary sources of data were no longer available to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as we believe there are currently a number of equivalent providers of such data.

      We have incurred significant net losses since our inception. We incurred net losses of approximately $5.8 million in 2000, $4.4 million in 2001, and $1.9 million for the six months ended June 30, 2002. Our accumulated deficit as of June 30, 2002 was approximately $16.2 million. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2002 and for the foreseeable future. To operate for the next twelve months, we will require an average of $150,000 per month or $1.8 million in cash in excess of our anticipated net revenue from operations. We have experienced a reduction in the cash used by operations principally as a result of cost reductions in data sets and increases in revenue. To achieve profitability, we will need to generate significantly more revenue than we have in prior years. Even if we ultimately do achieve profitability, we may not be able to sustain or increase our profitability. If our revenue increases more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

            REVENUE. Revenue from our Worldwide InformationTM CD-ROM product increased to $82,531 for the three months ended June 30, 2002 from $27,626 for the three months ended June 30, 2001, an increase of 199%. This increase was the result of timing differences for CD-ROM releases between 2001 and 2002 and sales of CD-ROM products with data from new states (I.E., new CD-ROM releases) in 2002. Because revenue is recognized on our CD-ROM products when shipped, the timing of our shipments can cause quarterly fluctuations of revenue. Comparable number of shipments of CD-ROM products were made in the first quarter of 2001 and the second quarter of 2002. In addition, during the second quarter of 2002, we shipped CD-ROM products including data from states for which we had no sales in 2001. Revenue from our Internet-based product, LocatePLUS(TM), increased to $315,516 for the three months ended June 30, 2002 as compared to $188,866 for the three months ended June 30, 2001, an increase of 67%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 8,190 at June 30, 2002 from 3,680 at June 30, 2001, an increase of 123%. We also realized $388,187 of revenue during the three months ended June 30, 2001 from certain database engineering services that we provided to a third party. We recognized no engineering service revenue during the three months ended June 30, 2002, and we do not anticipate that we will recognize material engineering service revenue in the future.

            COSTS OF REVENUE. For the three months ended June 30, 2002, our costs of revenue for Worldwide InformationTM were $21,014 as compared to $21,314 for the three months ended June 30, 2001, an increase of 1%. For the three months ended June 30, 2002, our costs of revenue associated with LocatePLUS(TM) were $218,107, as compared to $213,023 for the three months ended June 30, 2001, an increase of 2%. The increase in cost is attributable to the allocation of some costs to engineering services in 2001. Our costs of engineering revenue for the three months ended June 30, 2001 were $49,347. Costs of engineering revenue consisted of salary and expenses allocated to an engineering project for a third party. We had no engineering revenue, and no corresponding cost of engineering revenue, in the three months ended June 30, 2002. Costs of revenue associated with LocatePLUS(TM) is expected to increase over the next twelve months as we anticipate acquiring additional data sets to be added to our database.

            SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three months ended June 30, 2002 were $231,925, as compared to $185,360 for the three months ended June 30, 2001, an increase of approximately 25%. This increase is attributable primarily to an increase in the size of our sales force and commissions associated with increased sales volume.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2002 were $759,321 as compared to $925,053 for the three months ended June 30, 2001, a decrease of 18%. This decrease is primarily attributable to a reduction in non-cash compensation recorded for consulting and advisory services, as well a decrease in consulting expenses associated with business advisory services.

            INTEREST INCOME. Interest income increased to $13,525 for the three months ended June 30, 2002, from $11,504 for the three months ended June 30, 2001. This increase is attributable to interest earned on certain cash deposits held in interest bearing accounts.

            INTEREST EXPENSE. Interest expense decreased to $39,900 for the three months ended June 30, 2002, from $156,386 for the three months ended June 30, 2001, a decrease of 74%. This decrease is attributable to non-recurring non-cash interest expense incurred in 2001 in connection with debt issued with detachable warrants.

            OTHER INCOME. Other income increased to $15,408 for the three months ended June 30, 2002, from $1,808 for the three months ended June 30, 2001. This increase is attributable to the sale of certain assets and to income recorded for the repayment of previously written off debt.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

            REVENUES. Revenue from our Worldwide InformationTM CD-ROM product increased to $149,025 for the six months ended June 30, 2002 from $118,182 for the six months ended June 30, 2001, an increase of 26%. In addition, during 2002, we shipped CD-ROM products including data from states for which we had no shipments in 2001. Revenue from our Internet-based product, LocatePLUS(TM), increased to $597,177 for the six months ended June 30, 2002 as compared to $317,875 for the six months ended June 30, 2001, an increase of 88%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 8,190 on June 30, 2002 from 3,680 on June 30, 2001, an increase of 123%. We also realized $388,187 of revenue during the six months ended June 30, 2001 from certain database engineering services that we provided to a third party. We recognized no engineering service revenue during the six months ended June 30, 2002, and we do not anticipate that we will recognize material engineering service revenue in the future.

            COSTS OF REVENUE. For the six months ended June 30, 2002, our costs of revenue for Worldwide InformationTM were $47,187, as compared to $44,185 for the six months ended June 30, 2001, an increase of 7%. This increase is primarily attributable to an increase in costs associated with the acquisition of data from certain states. For the six months ended June 30, 2002, our costs of revenue associated with LocatePLUS(TM) were $409,090, as compared to $449,300 for the six months ended June 30, 2001, a decrease of 9%. This decrease is primarily attributable to a reduction in fees associated with certain data contracts.

            SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the six months ended June 30, 2002 were $506,905, as compared to $373,640 for the six months ended June 30, 2001, an increase of approximately 47%. This increase in expenses is attributable primarily to an increase in our sales force and commissions associated with increased sales volume.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2002 were $1,662,902 as compared to $1,460,219 for the six months ended June 30, 2001, an increase of 14%. This increase is primarily attributable to non-cash compensation recorded for consulting and advisory services, as well as to increased expenses associated with updating and reconciling stockholder records.

            INTEREST INCOME. Interest income increased to $29,951 for the six months ended June 30, 2002, from $11,510 for the six months ended June 30, 2001. This increase is attributable to interest earned on a certain $1,000,000 note issued to us, of which $150,000 of principal remains outstanding, and to an increase in cash deposits held in interest bearing accounts.

            INTEREST EXPENSE. Interest expense decreased to $74,644 for the six months ended June 30, 2002, from $477,776 for the six months ended June 30, 2001, a decrease of 84%. This decrease is attributable to non-recurring non-cash interest expense incurred in 2001 in connection with debt issued with detachable warrants in 2001.

            OTHER INCOME. Other income increased to $19,956 for the six months ended June 30, 2002, from $3,686 for the six months ended June 30, 2001. This increase is attributable to the sale of certain assets and to income recorded for the repayment of previously written off debt.

LIQUIDITY AND CAPITAL RESOURCES

      From our incorporation in 1996 through December 31, 2001, we raised approximately $13.5 million through a series of private placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. During 2001, our financing activities provided approximately $5.3 million of cash, principally through the issuance of convertible debt and Class B Non-voting Common Stock. As of December 31, 2001, our cash and short-term note receivable totaled $1,915,864. From January 1, 2002 through February 13, 2002, we raised approximately $1.2 million through sales of our Class B Non-voting Common Stock.

      On August 12, 2002, we commenced our initial public offering of securities. The terms of our initial public offering, which began on August 12, 2002, provide that we will offer a minimum of $1,800,000 and a maximum of $3,600,000 (each before payment of underwriting commissions, expenses and other costs of the offering) in "Units". Each Unit consists of one share of our Class B Non-voting Common Stock and a redeemable three year warrant to purchase one share of our Class A Voting Common Stock at an exercise price of $0.50 per share. As a result of this offering, we anticipate that we will raise approximately $1,514,000 (if the minimum number of Units is sold) to $3,188,000 (if the maximum number of Units is sold) after payment of underwriting commissions, expenses and other costs of the offering. In the event that our escrow agent fails to receive at least $1,800,000 in subscriptions from this offering by October 11, 2002, our escrow agent will return all subscriptions without interest or deduction. In the event that our escrow agent receives at least $1,800,000 in subscriptions on or before October 11, 2002, we may close on those subscriptions in one or more closings. As of September 19, 2002, we have not raised the minimum threshold in the offering.

      During 2001 and for the six months ended June 30, 2002, we used approximately $3.1 and $2.0 million in operating activities, respectively, principally to fund our net losses.

      Also during 2001, we loaned $1.0 million to Andover Secure Resources, Inc., an unaffiliated leasing company, because of the loan's favorable interest rate and terms. As of the date of this quarterly report, $850,000 of this note has been repaid. Other than this loan, there is no business relationship between Andover and any of our officers or directors, nor, to our knowledge, any 5% or greater stockholder of LocatePLUS Holdings Corporation. On September 5, 2002, we agreed to convert this note into a demand note. We have not yet demanded payment on this note because of the note's favorable interest rate (10% per annum), which our management believes exceeds the return that we would realize on these funds if we were to call this loan and reinvest the loan's proceeds.

      On May 22, 2002 we received $190,000 by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes call for their repayment on June 1, 2003.

      On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note secured by all of our assets and a personal guarantee by our Chief Executive Officer (including a pledge of five million shares of our Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage of certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. There is no business relationship between Gemstone and any of our officers or directors, nor is there, to our knowledge, any affiliation between Gemstone any 5% or greater stockholder of LocatePLUS Holdings Corporation. The terms of this loan, as amended to date, call for its repayment by the earlier of October 3, 2002 or two business days after the closing of our initial public offering. The loan arrangement provides that we will pay $125,000 in interest (in addition to repayment of principal), which represents an effective annual interest rate of approximately 48% assuming repayment on October 3, 2002. We entered into this loan arrangement so that we would have adequate capital to enter into data acquisition agreements with certain third parties. We intend to use a portion of the proceeds of our initial public offering to repay the loan from Gemstone.

      The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred an accumulated deficit of approximately $16.2 million through June 30, 2002 and used approximately $3.1 million of cash in operations during 2001 and $2.0 million during the six months ended June 30, 2002. The cash required to fund our planned operations for the next twelve months exceeds our cash anticipated to be generated from our planned operations by an average of approximately $150,000 per month, and thus we estimate that we will require approximately $1.8 million in cash to fund our planned operations for the next twelve months. As a result, we believe that additional financing will be required during 2003 to fund our planned operations. There can be no assurance that such financing will be available to us on favorable terms, or at all. In the event that our operations are not profitable or do not generate sufficient cash to fund our business, or if we fail to obtain additional financing, we will have to substantially reduce our level of operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

      Our management estimates that, if the minimum number of Units are sold in our initial public offering, the proceeds from the offering (together with income from operations) will be sufficient to permit us to continue our operations for at least twelve months from the date of this quarterly report.

COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      We lease office space and equipment under various operating lease agreements that terminate on various dates through 2005. Future minimum payments under our non-cancelable operating leases total $1,560,041.

      CAPITAL LEASES

      Through June 30, 2002, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2005. Future minimum lease payments under our non-cancelable capital leases total $413,015.

      LICENSE AGREEMENTS

      As of December 31, 2001, we had entered into various data acquisition agreements under which we are required to make minimum payments totaling $785,000 through 2004.

      In August 2002, we entered into two new data license agreements for motor vehicle records and for published and non-published phone numbers. The terms of these agreements call for minimum payments of $1,965,000 through 2005.

      LOAN DEFAULT

      In consideration for a $10,000 loan made to us on March 9, 2001, we issued a convertible promissory note. This note is convertible into 44,444 shares of our Class A Voting Common Stock at the election of the holder. This convertible promissory note bears interest at the rate of 12% per annum. This note matured on September 9, 2001. On July 23, 2002, the holder of the note agreed with us to convert the note into a demand note providing for quarterly payment of interest on the note until the principal of the note is repaid or converted.

CRITICAL ACCOUNTING POLICIES

      Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition and the provision for uncollectible accounts receivable. We estimate the likelihood of customer payment based principally on a customer's credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period. For further discussion on our Critical Accounting Policies refer to our Registration Statement filed with the Securities and Exchange Commission.

RELATED PARTY TRANSACTIONS

      CONSULTING SERVICES

      Mr. Thomas Garlock, a member of our Board of Directors, and Mr. Gregory Lindae, a former member of our Board of Directors, have performed strategic advisory, shareholder relations and acquisition planning consulting services for us. Expenses relating to these services amounted to $223,795 and $303,892 in 2000 and 2001, respectively, and were recorded as part of general and administrative expenses.

      In 2001, we granted options to purchase 119,104 shares of Class A Voting Common Stock for strategic advisory, investment banking and public relations services rendered by Mr. Lindae. We recorded an expense of $21,645 associated with these options. In 2002, we issued a warrant to purchase 1,177,680 shares of Class B Non-voting Common Stock for additional strategic advisory, investment banking and public relations services rendered by Mr. Lindae, for which we recorded an expense of $161,026.

      In 2001, we granted options to purchase 38,067 shares of Class A Voting Common Stock and warrants to purchase 324,581 shares of Class B Non-voting Common Stock in consideration for shareholder relations services rendered by Mr. Garlock. We recorded expenses of $6,918 and $44,277, respectively, associated with these options and warrants.

      NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

      On February 1, 2002, and pursuant to our Non-employee Directors' Stock Option Policy, we granted warrants to purchase a total of 70,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.15 per share, to two of our Directors (Mr. Garlock and Mr. John Houlihan).

      LOANS FROM DIRECTORS

      During 2001, we issued convertible notes with detachable warrants to Messrs. Lindae and Houlihan in exchange for an aggregate of $215,000 in cash. Expenses in 2001 include $74,900 related to the conversion of convertible debt into equity securities by Mr. Lindae.

      USE OF OUR ASSETS

      Certain of our executives are allowed use of company cars for both business and personal purposes. These cars have been capitalized as assets of the Company, totaling $104,379 as of June 30, 2002.

      NOTES RECEIVABLE FROM RELATED PARTIES

      During 2000, the Company issued cash loans of $400,000 and received in exchange, promissory notes from certain officers. The notes bear interest at an annual rate equal to the 90-day Treasury Bill Rate (1.7% at December 31, 2001). The principal and accrued interest are due and payable in one lump sum on January 3, 2010, unless the Company has inadequate funds to satisfy its obligations as they generally become due, in which case the principal and accrued interest would be immediately due and payable. The Company, however, does not intend to make a call on these notes in the foreseeable future and, therefore, the notes are classified as long-term assets. In the event of a change of control, as defined in the agreements to the notes, or in the event that, as of January 3, 2003, the officers are (i) still employed by the Company;
(ii) an independent contractor of the Company; or (iii) a member of the Company's Board of Directors, then the obligations and debt evidenced by the notes shall be canceled without further action by any party. In the event that the note is canceled pursuant to the conditions noted above, the Company agrees to pay to the officers, no later than two months after the end of the officer's applicable tax year in which such cancellation occurs, an amount in cash, sufficient to fulfill the officer's tax liability attributable to the cancellation of the notes. The principal is being expensed by the Company on a monthly basis through January 3, 2003. Through June 30, 2002, the Company recorded $323,611 of such compensation expense; the Company has not recorded any interest income relating to these notes. Additionally, the Company has accrued approximately $163,000 through June 30, 2002 relating to an estimate of the officers' tax liability expected to be reimbursed by the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

      In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets," which became effective for us on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses significant issues relating to the implementation of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and develops a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

      Had we implemented the above accounting pronouncements our financial position and results of operations would not have been effected.

RISK FACTORS

      THE FOLLOWING FACTORS AND OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT SHOULD BE CAREFULLY CONSIDERED. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS, AND CASH FLOW COULD BE MATERIALLY ADVERSELY AFFECTED.

GEMSTONE INVESTMENT COMPANY, INC. HAS A LIEN ON ALL OF OUR ASSETS (AND A PERSONAL GUARANTY BY OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, MR. JON R. LATORELLA) THAT WAS GRANTED IN CONNECTION WITH A $750,000 LOAN TO US BY GEMSTONE. IN THE EVENT THAT WE WERE TO DEFAULT UNDER THIS LOAN, GEMSTONE COULD FORECLOSE UPON OUR ASSETS. ANY SUCH FORECLOSURE WOULD SIGNIFICANTLY DISRUPT OUR BUSINESS AND MAY RESULT IN A LOSS OF INVESTMENT BY PURCHASERS IN THIS OFFERING.

      On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note secured by all of our assets and a personal guaranty by our Chief Executive Officer (including a pledge of five million shares of our Class A Voting Common Stock held by Mr. Latorella and a mortgage of certain of his other personal assets). The terms of this loan, as amended to date, call for its repayment by the earlier of October 3, 2002 or two business days after the closing of our initial public offering. The loan arrangement requires us to pay

$125,000 in interest (in addition to repayment of principal). We intend to repay this loan and the accrued interest using the proceeds from the public offering. However, if we were to default under this loan arrangement, Gemstone has the right to foreclose on our assets to satisfy our obligations to Gemstone. Any such foreclosure would materially disrupt our business and could cause investors to lose all or a portion of their investment.

OUR RIGHT TO USE CERTAIN THIRD PARTY DATA MAY BE SUBJECT TO TERMINATION BY OUR DATA PROVIDERS. ANY SUCH TERMINATION COULD DISRUPT OUR BUSINESS.

      We obtain our data from three major third-party data providers as well as over 20 ancillary sources. Two of our data providers may terminate our right to use their data in their sole discretion and without any recourse to us. One of our data providers currently provides data to us pursuant to an informal arrangement. Another of our data providers is currently providing data to us pursuant to an agreement which expired in July 2002, and we can give no assurance that we will be able to extend the term of that agreement or enter into a new agreement with that provider. If our access to certain data sources is restricted, there can be no assurance that we would be able to obtain and integrate replacement data on a timely basis. In such an event, our products would likely be less attractive to current and potential customers and our revenue would likely decrease.

THE MARKET FOR DATABASE PRODUCTS AND SERVICES IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE IN THIS MARKET.

      Our industry is intensely competitive and we expect competition to continue to increase from both existing competitors and new market entrants. Many of the companies that currently compete with us, as well as other companies with whom we may compete in the future, are national or international in scope and have greater resources than we do. Those resources could enable those companies to initiate price cuts or take other measures in an effort to gain market share in our target markets. We may have inadequate resources to compete against such businesses.

      For example, our LocatePLUS(TM)product competes with products offered by:

         o   Accurinet;

         o   ChoicePoint;

         o   Confi-chek.com;

         o   FlatRateInfo.com; and

         o   Lexis-Nexis.

      We cannot assure you that we will be able to compete successfully against these or other current and future participants in our markets or against alternative technologies, nor can we assure you that the competitive pressures that we face will not adversely affect our business.

EXISTING GOVERNMENT REGULATIONS AND INDUSTRY STANDARDS MAY LIMIT OUR ABILITY TO ACQUIRE OR DISSEMINATE DATA. IF OUR ABILITY TO ACQUIRE OR DISSEMINATE DATA IS LIMITED, OUR REVENUES WILL DECREASE AND OUR FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED. WE MAY ALSO BE SUBJECT TO LIABILITY ARISING FROM SUCH REGULATIONS.

      Much of the data we provide is subject to regulation by the Federal Trade Commission under the Federal Fair Credit Reporting Act and Title V of the Financial Services Modernization Act (which is also referred to as the "Gramm-Leach-Bliley Act"), and to a lesser extent, by various other federal, state and local regulatory authorities pursuant to a variety of laws. These laws and regulations are designed to protect individuals from the misuse of their personal information.

      We have not engaged counsel to review our activity in light of these laws and regulations, although we believe that our activities do not violate any law specifically applicable to the dissemination of data concerning individuals. Our belief is based upon our compliance with the "best practices" of the Individual Reference Services Group (which we refer to as the "IRSG"), a background information industry trade group of which we are a member.

In the event that compliance with the IRSG's policies is inadequate to comply with the requirements of applicable law, we may be in violation of laws governing the dissemination of data. In such a case, we may be subject to enforcement action by regulatory agencies and claims against us by individuals (to the extent such laws permit private rights of action). Any such claims could significantly disrupt our business and operations. We do not currently maintain liability insurance to cover such claims.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are involved in litigation from time to time in the ordinary course of our business. We do not believe that the outcome of any pending or threatened litigation will have a material adverse effect on our financial position or results of operations. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to our business could be reached.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 12, 2002, we commenced our initial public offering of securities. The terms of our initial public offering, which began on August 12, 2002, provide that we will offer a minimum of $1,800,000 and a maximum of $3,600,000 (each before payment of underwriting commissions, expenses and other costs of the offering) in "Units". Each Unit consists of one share of our Class B Non-voting Common Stock and a redeemable three year warrant to purchase one share of our Class A Voting Common Stock with an exercise price of $0.50 per share. As a result of this offering, we anticipate that we will raise approximately $1,514,000 (if the minimum number of Units is sold) to $3,188,000 (if the maximum number of Units is sold) after payment of underwriting commissions, expenses and other costs of the offering. In the event that our escrow agent fails to receive at least $1,800,000 in subscriptions from this offering by October 11, 2002, our escrow agent will return all subscriptions without interest or deduction. In the event that our escrow agent receives at least $1,800,000 in subscriptions on or before October 11, 2002, we may close on those subscriptions in one or more closings. As of September 20, 2002, we have not raised the minimum threshold in the offering. Assuming that we raise the minimum threshold in this offering and close on the proceeds of the offering (of which we can give no assurance), we anticipate that we will use the proceeds of this offering primarily to repay outstanding debt to Gemstone Investment Company, as well as to acquire additional datasets, enhance our LocatePLUS(TM) product, launch our LocatePLUS Pocket(TM) product, acquire customers (such as through advertisement and attendance at trade shows and through increases in our sales force), and for payroll and working capital

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      We have not presented any matters to our stockholders for approval during the three months ended June 30, 2002.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the three month period ended June 30, 2002.


                                      * * *

                          SIGNATURES AND CERTIFICATION

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LOCATEPLUS HOLDINGS CORPORATION
                                                (REGISTRANT)


         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

                                  Chairman of the Board,      September 20, 2002
/s/ Jon R. Latorella              President and Chief
------------------------------    Executive Officer
    Jon R. Latorella



                                  Chief Financial Officer,    September 20, 2002
/s/ Robert A. Goddard             Treasurer and Secretary
------------------------------    (Chief Accounting Officer)
   Robert A. Goddard


     In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

                                  Chairman of the Board,      September 20, 2002
/s/ Jon R. Latorella              President and Chief
------------------------------    Executive Officer
    Jon R. Latorella



                                  Chief Financial Officer,    September 20, 2002
/s/ Robert A. Goddard             Treasurer and Secretary
------------------------------    (Chief Accounting Officer)
   Robert A. Goddard