Form 10QSB/A
period 2002-06-30
LOCATEPLUS HOLDINGS CORP
filed 2002-09-27
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                              OUTSTANDING AT
                        CLASS                                 JUNE 30, 2002
                        -----                                 -------------
    Class A Voting Common, $0.01 par value per share            53,108,580
    Class B Non-Voting Common, $0.01 par value per share        56,640,726


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

      Balance sheets as of June 30, 2002 (unaudited) and December
        31, 2001..............................................................1

      Unaudited statements of operations for the three and six months ended June 30, 2002 and 2001..........................................2

      Unaudited statements of cash flows for the six months ended June
        30, 2002 and 2001.....................................................3

      Notes to unaudited consolidated financial statements....................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................7



PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................16

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................16

ITEM 5. OTHER INFORMATION....................................................17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................17



SIGNATURES AND CERTIFICATION.................................................18

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LOCATEPLUS HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                             JUNE 30,           DECEMBER 31,
                                                                                               2002                 2001
                                                                                           ------------         ------------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                $    733,810         $    915,864
  Short term investments                                                                      1,000,000                 --
  Accounts receivable, less allowance for doubtful accounts of
    $8,900 at December 31, 2001 and $31,480 at June 30, 2002                                    165,585              153,590
  Prepaid expenses and other current assets                                                     553,798              194,847
  Note receivable                                                                               238,497            1,000,000
                                                                                           ------------         ------------
      Total current assets                                                                    2,691,690            2,264,301

Property and equipment, net                                                                   1,375,224            1,414,938
Security deposits                                                                                97,998              148,236
Notes receivable - related parties, net                                                          76,389              143,056
                                                                                           ------------         ------------
      Total assets                                                                         $  4,241,301         $  3,970,531
                                                                                           ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            1,047,572            1,061,336
  Accrued expenses                                                                              324,528              467,392
  Deferred revenue                                                                              222,031              270,004
  Current portion of capital lease obligations                                                  147,832              139,250
  Notes payable                                                                                 940,000                 --
  Convertible debt                                                                               10,000               10,000
                                                                                           ------------         ------------

      Total current liabilities                                                               2,691,963            1,947,982

Capital lease obligations, net of current portion                                               149,380              172,619
Mandatorily convertible debt                                                                    388,235              362,838
                                                                                           ------------         ------------
      Total liabilities                                                                       3,229,578            2,483,439
                                                                                           ------------         ------------
Stockholders' equity:
  Class A common stock, $0.01 par value; 150,000,000 shares authorized;
    53,108,580 shares issued and outstanding at June 30, 2002 and December 31,2001              531,086              531,086
  Class B common stock, $0.01 par value, 250,000,000 shares authorized; 56,640,726 and 48,527,054 shares issued and outstanding at June 30, 2002 December 31, 2001,
    respectively                                                                                566,407              485,270
  Additional paid-in capital                                                                 15,321,073           14,213,637
  Warrants                                                                                      784,171              547,994
  Common stock subscriptions receivable                                                            --                 (4,500)
  Accumulated deficit                                                                       (16,191,014)         (14,286,395)
                                                                                           ------------         ------------
      Total stockholders' equity                                                              1,011,723            1,487,092
                                                                                           ------------         ------------
      Total liabilities and stockholders' equity                                           $  4,241,301         $  3,970,531
                                                                                           ============         ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                    JUNE 30,
                                                       2002                  2001                  2002                  2001
                                                  -------------         -------------         -------------         -------------
Revenues
   Information Sales - CD Rom                     $      82,531         $      27,626         $     149,025         $     118,182
   Information Sales - Online                           315,516               188,866               597,177               317,875
   Engineering Services                                    --                 388,187                  --                 388,187
                                                  -------------         -------------         -------------         -------------

   Total revenues                                       398,047               604,679               746,202               824,244
                                                  -------------         -------------         -------------         -------------

Costs and expenses:
   Costs of revenues
      CD Rom                                             21,014                21,314                47,187                44,185
      Online                                            218,107               213,023               409,090               449,300
      Engineering                                          --                  49,347                  --                  49,347
   Selling and marketing                                231,925               185,360               506,905               373,640
   General and administrative                           759,321               925,053             1,662,902             1,460,219
                                                  -------------         -------------         -------------         -------------

      Total operating expenses                        1,230,367             1,394,097             2,626,084             2,376,691
                                                  -------------         -------------         -------------         -------------

Operating loss                                         (832,320)             (789,418)           (1,879,882)           (1,552,447)

Other income (expense):
   Interest income                                       13,525                11,504                29,951                11,510
   Interest expense                                     (39,900)             (156,386)              (74,644)             (477,776)
   Other income                                          15,408                 1,808                19,956                 3,686
                                                  -------------         -------------         -------------         -------------

Net loss                                          $    (843,287)        $    (932,492)        $  (1,904,619)        $  (2,015,027)
                                                  =============         =============         =============         =============

Basic and diluted net loss per share              $       (0.01)        $       (0.01)        $       (0.02)        $       (0.02)

Shares used in computing basic and diluted
net loss per share                                  109,749,305            82,612,094           108,123,666            82,085,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  FOR THE SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                 2002                2001
                                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                $(1,904,619)        $(2,015,027)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization of property and equipment                                238,291             204,256
           Provision for doubtful accounts                                                         22,580              14,345
           Interest expense related to warrants issued with convertible debt                         --                36,922
           Interest expense related to beneficial conversion features                                --               293,912
           Interest expense recorded on mandatorily convertible debt                               25,397              27,100
           Amortization of notes receivable from related parties                                   66,667              66,667
           Expense recorded for fair value of options and warrants issued for services            236,177              49,661
           Changes in assets and liabilities:
               Accounts receivable                                                                (34,575)           (129,777)
               Prepaid expenses and other assets                                                 (358,951)            (88,483)
               Accounts payable                                                                   (13,764)           (397,494)
               Accrued expenses                                                                  (142,864)             (1,326)
               Deferred revenue                                                                   (47,973)            (22,957)
               Security deposits                                                                   50,238              (6,164)
                                                                                              -----------         -----------

               Net cash used in operating activities                                           (1,863,396)         (1,968,365)
                                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of note receivable                                                                 (88,497)         (1,000,000)
      Proceeds from sale of portions of note receivable                                           850,000                --
      Purchase of short investments                                                            (1,000,000)               --
      Purchases of property and equipment                                                        (146,321)           (102,990)
      Proceeds from sale of property and equipment                                                   --                45,000
                                                                                              -----------         -----------

               Net cash used in investing activities                                             (384,818)         (1,057,990)
                                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of cash overdraft                                                                      --               (16,395)
      Proceeds from issuance of convertible debt                                                  940,000             521,000
      Payments of obligations under capital leases                                                (66,913)           (121,618)
      Proceeds from issuance of common stock and collection of stock subscriptions
      receivable, net of issuance costs                                                         1,193,073           3,014,662
                                                                                              -----------         -----------

               Net cash provided by financing activities                                        2,066,160           3,397,649
                                                                                              -----------         -----------

Net (decrease) increase in cash and cash equivalents                                             (182,054)            371,294

Cash and cash equivalents, beginning of period                                                    915,864                --
                                                                                              -----------         -----------

Cash and cash equivalents, end of period                                                          733,810             371,294
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

     LIQUIDITY AND CAPITAL RESOURCES
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an accumulated deficit of approximately $16.2 million through June 30, 2002 and used approximately $3.1 million of cash in operations during 2001 and $2.0 million during the six months ended June 30, 2002. The cash required to fund planned operations for the next twelve months exceeds our cash anticipated to be generated from our planned operations by an average of approximately $150,000 per month, and thus management estimates that the Company will require approximately $1.8 million in additional cash to fund the Company's planned operations for the next twelve months. As a result, management believes that additional financing will be required during 2003 to fund the Company's planned operations. There can be no assurance that such financing will be available to the Company on favorable terms, or at all. In the event that the Company's operations are not profitable or do not generate sufficient cash to fund the Company's business, or if the Company fails to obtain additional financing, the Company will have to substantially reduce its level of operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments that might result from the outcome of this uncertainty.

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

     On June 4, 2002, the Company received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note secured by all of its assets and a personal guarantee by the Chief Executive Officer (including a pledge of five million shares of the Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage of certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. The terms of this loan, as amended to date, call for its repayment by the earlier of October 3, 2002 or two business days after the closing of our initial public offering. The loan arrangement provides that the Company will pay $125,000 in interest (in addition to repayment of principal), which represents an effective annual interest rate of approximately 48%, assuming repayment on October 3, 2002.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In consideration for a $10,000 loan made to the Company on March 9, 2001, the Company issued a convertible promissory note. This note is convertible into 44,444 shares of Class A Voting Common Stock at the election of the holder. This convertible promissory note bears interest at the rate of 12% per annum. This note matured on September 9, 2001. On July 23, 2002, the holder of the note agreed to convert the note into a demand note providing for quarterly payment of interest on the note until the principal of the note is repaid or converted.

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
                                             ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO OUR ABILITY TO SUCCESSFULLY COMPETE IN OUR INDUSTRY, UNCERTAINTIES REGARDING OUR ABILITY TO OBTAIN FINANCIAL AND OTHER RESOURCES FOR OUR PRODUCT DEVELOPMENT AND COMMERCIAL ACTIVITIES, AND UNCERTAINTIES RELATING TO PRIVACY REGULATIONS. THESE FACTORS, AND OTHERS, ARE DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THEY ARE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE THEY ARE MADE. FURTHER DISCUSSION OF RISK FACTORS IS ALSO AVAILABLE IN OUR REGISTRATION STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

OUR PRODUCTS AND SERVICES

      We distribute our content both directly (through the Internet in the case of our LocatePLUS(TM) product and through the mail in the case of our Worldwide Information(TM) CD-ROM) and through "channel partner" arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty. We have executed one channel partner agreement to date, which was entered into in 2001. However, that channel partnership did not generate any revenue until January 2002 and through June 30, 2002 revenue generated from this channel partnership has not been material. We are currently negotiating with a third-party to establish a second channel partner agreement for the distribution of certain of our data, although we can give no assurance as to the timing of that agreement or if that agreement will be executed at all.

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

      We have incurred significant net losses since our inception. We incurred net losses of approximately $5.8 million in 2000, $4.4 million in 2001, and $1.9 million for the six months ended June 30, 2002. Our accumulated deficit as of June 30, 2002 was approximately $16.2 million. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2002 and for the foreseeable future. To operate for the next twelve months, we will require an average of $150,000 per month or $1.8 million in additional cash in excess of our anticipated net revenue from operations. We have experienced a reduction in the cash used by operations principally as a result of cost reductions in data sets and increases in revenue. To achieve profitability, we will need to generate significantly more revenue than we have in prior years. Even if we ultimately do achieve profitability, we may not be able to sustain or increase our profitability. If our revenue increases more slowly than we anticipate, or if our operating expenses exceed our expectations, our operating results will be harmed.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

            REVENUES. Revenue from our Worldwide InformationTM CD-ROM product increased to $82,531 for the three months ended June 30, 2002 from $27,626 for the three months ended June 30, 2001, an increase of 199%. This increase was the result of timing differences for CD-ROM releases between 2001 and 2002 and sales of CD-ROM products with data from new states (I.E., new CD-ROM releases) in 2002. Because revenue is recognized on our CD-ROM products when shipped, the timing of our shipments can cause quarterly fluctuations of revenues. Comparable number of shipments of CD-ROM products were made in the first quarter of 2001 and the second quarter of 2002. In addition, during the second quarter of 2002, we shipped CD-ROM products including data from states for which we had no sales in 2001. Revenue from our Internet-based product, LocatePLUS(TM), increased to $315,516 for the three months ended June 30, 2002 as compared to $188,866 for the three months ended June 30, 2001, an increase of 67%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 8,190 at June 30, 2002 from 3,680 at June 30, 2001, an increase of 123%. We also realized $388,187 of revenue during the three months ended June 30, 2001 from certain database engineering services that we provided to a third party. We recognized no engineering service revenue during the three months ended June 30, 2002, and we do not anticipate that we will recognize material engineering service revenue in the future.

            COSTS OF REVENUES. For the three months ended June 30, 2002, our costs of revenue for Worldwide InformationTM were $21,014 as compared to $21,314 for the three months ended June 30, 2001, an increase of 1%. For the three months ended June 30, 2002, our costs of revenue associated with LocatePLUS(TM) were $218,107, as compared to $213,023 for the three months ended June 30, 2001, an increase of 2%. The increase in cost is attributable to the allocation of some costs to engineering services in 2001. Our costs of engineering revenue for the three months ended June 30, 2001 were $49,347. Costs of engineering revenue consisted of salary and expenses allocated to an engineering project for a third party. We had no engineering revenue, and no corresponding cost of engineering revenue, in the three months ended June 30, 2002. Costs of revenue associated with LocatePLUS(TM) is expected to increase over the next twelve months as we anticipate acquiring additional data sets to be added to our database.

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

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

            REVENUES. Revenue from our Worldwide InformationTM CD-ROM product increased to $149,025 for the six months ended June 30, 2002 from $118,182 for the six months ended June 30, 2001, an increase of 26%. During 2002, we shipped more CD-ROM products including data from states for which we had no shipments in 2001. Revenue from our Internet-based product, LocatePLUS(TM), increased to $597,177 for the six months ended June 30, 2002 as compared to $317,875 for the six months ended June 30, 2001, an increase of 88%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 8,190 on June 30, 2002 from 3,680 on June 30, 2001, an increase of 123%. We also realized $388,187 of revenue during the six months ended June 30, 2001 from certain database engineering services that we provided to a third party. We recognized no engineering service revenue during the six months ended June 30, 2002, and we do not anticipate that we will recognize material engineering service revenue in the future.

            COSTS OF REVENUES. For the six months ended June 30, 2002, our costs of revenue for Worldwide InformationTM were $47,187, as compared to $44,185 for the six months ended June 30, 2001, an increase of 7%. This increase is primarily attributable to an increase in costs associated with the acquisition of data from certain states. For the six months ended June 30, 2002, our costs of revenue associated with LocatePLUS(TM) were $409,090, as compared to $449,300 for the six months ended June 30, 2001, a decrease of 9%. This decrease is primarily attributable to a reduction in fees associated with certain data contracts.

            SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the six months ended June 30, 2002 were $506,905, as compared to $373,640 for the six months ended June 30, 2001, an increase of approximately 36%. This increase in expenses is attributable primarily to an increase in our sales force and commissions associated with increased sales volume.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2002 were $1,662,902 as compared to $1,460,219 for the six months ended June 30, 2001, an increase of 36%. This increase is primarily attributable to non-cash compensation recorded for consulting and advisory services, as well as to increased expenses associated with updating and reconciling stockholder records.

            INTEREST INCOME. Interest income increased to $29,951 for the six months ended June 30, 2002, from $11,510 for the six months ended June 30, 2001. This increase is attributable to interest earned on a certain $1,000,000 note issued to us, of which $150,000 of principal remains outstanding, and to an increase in cash deposits held in interest bearing accounts.

            INTEREST EXPENSE. Interest expense decreased to $74,644 for the six months ended June 30, 2002, from $477,776 for the six months ended June 30, 2001, a decrease of 84%. This decrease is attributable to non-cash interest expense incurred in 2001 in connection with debt issued with detachable warrants in 2001.

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

      On August 12, 2002, we commenced our initial public offering of securities. The terms of our initial public offering, which began on August 12, 2002, provide that we will offer a minimum of $1,800,000 and a maximum of $3,600,000 (each before payment of underwriting commissions, expenses and other costs of the offering) in "Units". Each Unit consists of one share of our Class B Non-voting Common Stock and a redeemable three year warrant to purchase one share of our Class A Voting Common Stock at an exercise price of $0.50 per share. As a result of this offering, we anticipate that we will raise approximately $1,514,000 (if the minimum number of Units is sold) to $3,188,000 (if the maximum number of Units is sold) after payment of underwriting commissions, expenses and other costs of the offering. In the event that our escrow agent fails to receive at least $1,800,000 in subscriptions from this offering by October 11, 2002, our escrow agent will return all subscriptions without interest or deduction. In the event that our escrow agent receives at least $1,800,000 in subscriptions on or before October 11, 2002, we may close on those subscriptions in one or more closings. As of September 26, 2002, we have not raised the minimum threshold in the offering.

      During 2001 and for the six months ended June 30, 2002, we used approximately $3.1 and $2.0 million in operating activities, respectively, principally to fund our net losses.

      Also during 2001, we loaned $1.0 million to Andover Secure Resources, Inc., an unaffiliated leasing company, because of the loan's favorable interest rate and terms. As of the date of this quarterly report, $875,000 of this note has been repaid. Other than this loan, there is no business relationship between Andover and any of our officers or directors, nor, to our knowledge, any 5% or greater stockholder of LocatePLUS Holdings Corporation. On September 5, 2002, we agreed to convert this note into a demand note. We have not yet demanded payment on this note because of the note's favorable interest rate (10% per annum), which our management believes exceeds the return that we would realize on these funds if we were to call this loan and reinvest the loan's proceeds.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 12, 2002, we commenced our initial public offering of securities. The terms of our initial public offering, which began on August 12, 2002, provide that we will offer a minimum of $1,800,000 and a maximum of $3,600,000 (each before payment of underwriting commissions, expenses and other costs of the offering) in "Units". Each Unit consists of one share of our Class B Non-voting Common Stock and a redeemable three year warrant to purchase one share of our Class A Voting Common Stock with an exercise price of $0.50 per share. As a result of this offering, we anticipate that we will raise approximately $1,514,000 (if the minimum number of Units is sold) to $3,188,000 (if the maximum number of Units is sold) after payment of underwriting commissions, expenses and other costs of the offering. In the event that our escrow agent fails to receive at least $1,800,000 in subscriptions from this offering by October 11, 2002, our escrow agent will return all subscriptions without interest or deduction. In the event that our escrow agent receives at least $1,800,000 in subscriptions on or before October 11, 2002, we may close on those subscriptions in one or more closings. As of September 26, 2002, we have not raised the minimum threshold in the offering. Assuming that we raise the minimum threshold in this offering and close on the proceeds of the offering (of which we can give no assurance), we anticipate that we will use the proceeds of this offering primarily to repay outstanding debt to Gemstone Investment Company, as well as to acquire additional datasets, enhance our LocatePLUS(TM) product, launch our LocatePLUS Pocket(TM) product, acquire customers (such as through advertisement and attendance at trade shows and through increases in our sales force), and for payroll and working capital

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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


                                                LOCATEPLUS HOLDINGS CORPORATION
                                                (REGISTRANT)


         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

                                  Chairman of the Board,      September 27, 2002
/s/ Jon R. Latorella              President and Chief
------------------------------    Executive Officer
    Jon R. Latorella



                                  Chief Financial Officer,    September 27, 2002
/s/ Robert A. Goddard             Treasurer and Secretary
------------------------------    (Chief Accounting Officer)
   Robert A. Goddard


     In connection with the Quarterly Report of the Company on Form 10-QSB/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

                                  Chairman of the Board,      September 27, 2002
/s/ Jon R. Latorella              President and Chief
------------------------------    Executive Officer
    Jon R. Latorella



                                  Chief Financial Officer,    September 27, 2002
/s/ Robert A. Goddard             Treasurer and Secretary
------------------------------    (Chief Accounting Officer)
   Robert A. Goddard