Form 10QSB
period 2002-09-30
LOCATEPLUS HOLDINGS CORP
filed 2002-11-19
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


  [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to ____________.

                             Commission file number


                         LocatePLUS Holdings Corporation
        (Exact name of small business issuer as specified in its charter)

            Delaware                                           04-3332304
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)


100 Cummings Center, Suite 235 M, Beverly, Massachusetts          01915
(Address of principal executive offices)                        (Zip Code)

                                 (978) 921-2727
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     Class                           Outstanding at September 30, 2002

Class A Voting Common, $0.01 par value per share                 53,108,580
Class B Non-Voting Common, $0.01 par value per share             56,640,726


  Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]
================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

      Balance sheets as of September 30, 2002 (unaudited)
        and December 31, 2001................................................1

      Unaudited statements of operations for the three and nine months ended September 30, 2002 and 2001....................................2

      Unaudited statements of cash flows for the nine months ended
        September 30, 2002 and 2001..........................................3

      Notes to unaudited consolidated financial statements...................4

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8

ITEM 4. Controls and Procedures.............................................18


PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings...................................................18

ITEM 2. Changes in Securities and Use of Proceeds...........................18

ITEM 3.  Defaults Upon Senior Securities....................................19

ITEM 4.  Submission of Matters to Vote of Security Holders..................19

ITEM 5.  Other Information..................................................19

ITEM 6. Exhibits and Reports on Form 8-K....................................19


SIGNATURES AND CERTIFICATION................................................20

                         LOCATEPLUS HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                       September 30,   December 31,
                                                           2002            2001
                                                       ------------    ------------
                                                        (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                            $  1,293,715    $    915,864
  Short term investments                                  1,000,000            --
  Accounts receivable, less allowance for
    doubtful accounts of $39,777 at September
    30, 2002 and $8,900 at December 31, 2001                195,607         153,590
  Prepaid expenses and other current assets                 194,441         194,847
  Note receivable                                           231,080       1,000,000
  Note receivable - related parties, net                     43,055            --
  Deferred offering costs                                   451,631            --
                                                       ------------    ------------
      Total current assets                                3,409,529       2,264,301

Property and equipment, net                               1,329,384       1,414,938
Security deposits                                            97,998         148,236
Notes receivable - related parties, net                        --           143,056
                                                       ------------    ------------
      Total assets                                     $  4,836,911    $  3,970,531
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        1,343,746       1,061,336
  Accrued expenses                                          524,583         467,392
  Deferred revenue                                          200,189         270,004
  Current portion of capital lease obligations              141,584         139,250
  Notes payable                                           1,064,500            --
  Convertible debt                                           10,000          10,000
  Mandatorily convertible debt                              401,824            --
  Deposit for units                                         959,229            --
                                                       ------------    ------------
      Total current liabilities                           4,645,655       1,947,982

Capital lease obligations, net of current portion           173,900         172,619
Mandatorily convertible debt                                   --           362,838
                                                       ------------    ------------
      Total liabilities                                   4,819,555       2,483,439
                                                       ------------    ------------

Stockholders' equity:
  Class A common stock, $0.01 par value;
    150,000,000 shares authorized;
    53,108,580 shares issued and outstanding at
    September 30, 2002 and December 31,2001                 531,086         531,086
  Class B common stock, $0.01 par value, 250,000,000
    shares authorized; 56,640,726 and 48,527,054
    shares issued and outstanding at September 30,
    2002 and December 31, 2001, respectively
                                                            566,407         485,270
  Additional paid-in capital                             15,321,073      14,213,637
  Warrants                                                  784,171         547,994
  Common stock subscriptions receivable                        --            (4,500)
  Accumulated deficit                                   (17,185,381)    (14,286,395)
                                                       ------------    ------------
      Total stockholders' equity                             17,356       1,487,092
                                                       ------------    ------------
      Total liabilities and stockholders' equity       $  4,836,911    $  3,970,531
                                                       ============    ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the three months ended        For the nine months ended
                                                September 30,                    September 30,
                                       ------------------------------    ------------------------------
                                            2002             2001            2002             2001
                                       -------------    -------------    -------------    -------------
Revenues
   Information Sales - CD Rom          $      72,684    $      33,564    $     221,709    $     151,746
   Information Sales - Online                382,564          212,563          979,741          530,438

   Engineering Services                         --               --               --            388,187
                                       -------------    -------------    -------------    -------------

   Total revenues                            455,248          246,127        1,201,450        1,070,371
                                       -------------    -------------    -------------    -------------

Costs and expenses:
   Costs of revenues
      CD Rom                                  15,691           22,740           62,878           66,925
      Online                                 293,614          248,932          702,704          698,232

      Engineering                               --               --               --             49,347
   Selling and marketing                     249,538          180,392          756,443          554,032
   General and administrative                752,041          724,998        2,414,943        2,185,217
                                       -------------    -------------    -------------    -------------
      Total operating expenses             1,310,884        1,177,062        3,936,968        3,553,753
                                       -------------    -------------    -------------    -------------

Operating loss                              (855,636)        (930,935)      (2,735,518)      (2,483,382)

Other income (expense):
   Interest income                            12,097           27,308           42,048           38,818
   Interest expense                         (161,348)         (84,833)        (235,992)        (562,609)
   Other income                               10,520            1,919           30,476            5,605
                                       -------------    -------------    -------------    -------------
Net loss                               $    (994,367)   $    (986,541)   $  (2,898,986)   $  (3,001,568)
                                       =============    =============    =============    =============

Basic and diluted net loss per share   $       (0.01)   $       (0.01)   $       (0.03)   $       (0.03)

Shares used in computing basic and
  diluted net loss per share             109,749,306       90,314,296      108,665,546       90,311,456

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the nine months ended
                                                                                             September 30,
                                                                                     ----------------------------
                                                                                         2002            2001
                                                                                     ------------    ------------
Cash flows from operating activities:
  Net loss                                                                           $ (2,898,986)   $ (3,001,568)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of property and equipment                               353,684         310,298
    Provision for doubtful accounts                                                        30,877          22,817
    Interest on convertible debt converted into common stock                                 --            26,943
    Interest expense related to warrants issued with convertible debt                        --           126,541
    Interest expense related to beneficial conversion features                               --           293,912
    Interest expense recorded on mandatorily convertible debt                              38,986          33,994
    Amortization of notes receivable from related parties                                 100,001         100,000
    Expense recorded upon exchange of convertible notes payable to a related party           --            74,900
    Expense recorded for fair value of common stock issued for services                      --             7,500
    Expense recorded for fair value of options and warrants issued for services           236,177         194,780
    Changes in assets and liabilities:
      Accounts receivable                                                                 (72,894)        (28,221)
      Prepaid expenses and other assets                                                       406        (124,609)
      Deferred offering costs                                                            (451,631)           --
      Accounts payable                                                                    282,410        (291,296)
      Accrued expenses                                                                     57,191          (8,640)
      Deferred revenue                                                                    (69,815)        (10,199)
      Security deposits                                                                    50,238         (10,069)
                                                                                     ------------    ------------
                 Net cash used in operating activities                                 (2,343,356)     (2,282,917)
                                                                                     ------------    ------------

Cash flows from investing activities:
     Principal repayment of purchased note receivable                                     875,000          23,000
     Purchase of note receivable                                                         (106,080)     (1,000,000)
     Purchase of short term investments                                                (1,000,000)           --
     Purchases of property and equipment                                                 (145,299)       (175,795)
                                                                                     ------------    ------------
                 Net cash used in investing activities                                   (376,379)     (1,152,795)
                                                                                     ------------    ------------

Cash flows from financing activities:
     Payment of cash overdraft                                                               --           (16,395)
     Repayment of convertible debt                                                           --           (30,000)
     Proceeds from issuance of debt                                                     1,064,500         551,000
     Payments of obligations under capital lease                                         (119,216)        (96,096)
     Proceeds from issuance of common stock and collection of
       stock subscriptions receivable, net of issuance costs                            1,193,073       3,505,471
     Deposit for units                                                                    959,229            --
                                                                                     ------------    ------------

                 Net cash provided by financing activities                              3,097,586       3,913,980
                                                                                     ------------    ------------

Net increase in cash and cash equivalents                                                 377,851         478,268

Cash and cash equivalents, beginning of period                                            915,864            --
                                                                                     ------------    ------------
Cash and cash equivalents, end of period                                             $  1,293,715    $    478,268
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

            UNAUDITED INTERIM FINANCIAL STATEMENTS
            The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results as of and for the periods ended September 30, 2002 and 2001.

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

            The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses since its inception. The Company incurred net losses of approximately $5.8 million in 2000, $4.4 million in 2001, and $2.9 million for the nine months ended September 30, 2002. The Company's accumulated deficit as of September 30, 2002 was approximately $17.2 million. Management anticipates an increase in sales and marketing, product development and general and administrative expenses during 2002 and for the foreseeable future. To operate for the next twelve months, the Company will require an average of $150,000 per month or $1.8 million in cash in excess of anticipated net revenue from operations. The Company closed its initial public offering on October 12, 2002. As of September 30, 2002 the Company had received subscriptions for $1,840,578 of which cash of $959,229 was received (see note 9).The Company has experienced a reduction in the cash used by operations principally as a result of cost reductions in data sets and increases in revenue. To achieve profitability, the Company will need to generate significantly more revenue than it has in prior years. Even if the Company ultimately does achieve profitability, it may not be able to sustain or increase profitability.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


2.          PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at:

                                           ESTIMATED         SEPTEMBER 30,        DECEMBER 31,
                                          USEFUL LIFE            2002                2001
                                           (IN YEARS)         (unaudited)

            Equipment                         3-5             $1,347,664          $1,091,353
            Vehicles                           5                 104,379             115,278
            Software                           3                 155,907             152,990
            Furniture and fixtures             7                 388,493             388,493
            Leasehold improvements             5                 525,796             516,892
                                                              ----------          ----------
                                                               2,522,239           2,265,006

            Less accumulated depreciation and
              amortization                                    (1,192,855)           (850,068)
                                                              ----------          ----------
            Property and equipment, net                       $1,329,384          $1,414,938
                                                              ==========          ==========

3.          ACCRUED EXPENSES

            Accrued expenses consist of the following at:

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 2002                2001
                                                              (unaudited)

            Payroll and related taxes                            259,532             216,454
            Sales tax                                             47,330              44,974
            Accounting, legal and professional fees               50,000             117,625
            Other                                                167,721              88,339
                                                              ----------          ----------
            Total                                               $524,583             467,392
                                                              ==========          ==========

4.          NOTES PAYABLE

            On May 22, 2002, the Company received $190,000 by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes require repayment on June 1, 2003.

            On June 4, 2002, the Company received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note collateralized by all of the Company's assets and a personal guarantee by the Chief Executive Officer (including a pledge of five million shares of the Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage of certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. There is no business relationship between Gemstone and any of the Company's officers or directors, nor is there, to management's knowledge, any affiliation between Gemstone and any 5% or greater stockholder of the Company. The terms of this loan called for its repayment by the earlier of October 3, 2002 or two business days after the closing of the initial public offering. On October 3, 2002, the terms of the note were renegotiated and converted to a demand note. As of October 28, 2002, $600,000 has been repaid and the loan arrangement requires us to pay $135,000 in interest (in addition to repayment of $150,000 of principal). The Company entered into this loan arrangement so that it would have adequate capital to enter into data acquisition agreements with certain third parties. The Company intends to use a portion of the proceeds of its initial public offering to repay the loan from Gemstone.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

            During August 2002, the Company received $124,500 by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes require repayment in one year from issuance.

5.          LEGAL PROCEEDINGS

            The Company is a party to certain litigation, which it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

6.          SEGMENT INFORMATION

            The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by the nature of products and services provided. The Company measures and evaluates its two reportable segments based on revenues and costs of revenues. The CD ROM segment provides information on motor vehicles and drivers' licenses, contained on compact disks. The online segment provides information on individuals throughout the United States of America through the Company's website. No material operating costs, other than costs of revenues, or assets and liabilities relate to the CD ROM segment. The Company operations are entirely in the United States of America and as a result no geographical information has been presented.

                                                 For the three months ended   For the nine months ended
                                                        September 30,                September 30,
                                                 -------------------------    -------------------------
                                                     2002          2001           2002          2001
                                                 (unaudited)   (unaudited)    (unaudited)   (unaudited)
                                                 -----------   -----------    -----------   -----------
           Information sales:
               CD Rom                            $    72,684   $    33,564    $   221,709   $   151,746
               Online                                382,564       212,563        979,741       530,438
                                                 -----------   -----------    -----------   -----------
            Total information sales                  455,248       246,127      1,201,450       682,184
                                                 ===========   ===========    ===========   ===========

            Costs of revenues:
               CD Rom                                 15,691        22,740         62,878        66,925
               Online                                293,614       248,932        702,704       698,232
                                                 -----------   -----------    -----------   -----------
            Total costs of information sales     $   309,305   $   271,672    $   765,582   $   765,157
                                                 ===========   ===========    ===========   ===========

7.          NET LOSS PER SHARE

            The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding. Potential common shares from the exercise of stock options and warrants are antidilutive for all periods presented and were not included in the computations of diluted net loss per share.

8.          RECENT ACCOUNTING PRONOUNCEMENTS

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

            The adoption of the above accounting pronouncements did not have a material impact on our financial position or results of operations.

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

9.          SUBSEQUENT EVENTS

            On August 12, 2002, the Company commenced its initial public offering of securities, pursuant to which it offered up to 12,000,000 Units for $0.30 per Unit. Each Unit consists of one share of Class B Non-voting Common Stock and a three year redeemable warrant to purchase one share of Class A Voting Common Stock with an exercise price of $0.50 per share. Pursuant to this offering, the Company received subscriptions for $1,840,578 (of which cash of $959,229 was received) as of September 30, 2002. Subsequent to September 30, 2002, the offering was fully subscribed, and to date the Company has collected cash of $2,019,108 as a result of the offering. The Company is currently collecting the balance of the proceeds of the subscriptions in this offering, although there is no assurance that all amounts subscribed for will be collected.

            On October 12, 2002, the closing date of the public offering, the mandatorily convertible debt converted into Class A Voting Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our unaudited consolidated financial statements and related notes included elsewhere in this quarterly report. This report contains forward-looking statements, which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to, uncertainties relating to our ability to successfully compete in our industry, uncertainties regarding our ability to obtain financial and other resources for our product development and commercial activities, and uncertainties relating to privacy regulations. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made. Further discussion of risk factors are also available in our registration statements filed with the Securities and Exchange Commission.

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

REVENUE AND EXPENSE RECOGNITION POLICIES

     Revenue associated with our Worldwide Information(TM) product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information(TM) product is updated and released either quarterly or twice a year. In the case of our LocatePLUS(TM) product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Revenue from our LocatePLUS(TM) product is recognized when requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards (in the case of approximately 65% of our current LocatePLUS(TM) customer base) or invoice customers for such fees on a monthly basis (in the case of approximately 35% of our current customer base).

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

     We have incurred significant net losses since our inception. We incurred net losses of approximately $5.8 million in 2000, $4.4 million in 2001, and $2.9 million for the nine months ended September 30, 2002. Our accumulated deficit as of September 30, 2002 was approximately $17.2 million. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2002 and for the foreseeable future. To operate for the next twelve months, we will require an average of $150,000 per month or $1.8 million in cash in excess of our anticipated net revenue from operations. We have experienced a reduction in the cash used by operations principally as a result of cost reductions in data sets and increases in revenue. To achieve profitability, we will need to generate significantly more revenue than we have in prior years. Even if we ultimately do achieve profitability, we may not be able to sustain or increase our profitability.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. Revenue from our Worldwide InformationTM CD-ROM product increased to $72,684 for the three months ended September 30, 2002 from $33,564 for the three months ended September 30, 2001, an increase of 117%. This increase was the result of timing differences for CD-ROM releases between 2001 and 2002 and sales of CD-ROM products with data from new states (i.e., new CD-ROM releases) in 2002. Because revenue is recognized on our CD-ROM products when shipped, the timing of our shipments can cause quarterly fluctuations of revenue. In addition, during the third quarter of 2002, we shipped CD-ROM products including data from new states for which we had no sales in 2001. Revenue from our Internet-based product, LocatePLUS(TM), increased to $382,564 for the three months ended September 30, 2002 as compared to $212,563 for the three months ended September 30, 2001, an increase of 80%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 9,441 at September 30, 2002 from 4,185 at September 30, 2001, an increase of 126%.

     COSTS OF REVENUES. For the three months ended September 30, 2002, our costs of revenue for Worldwide InformationTM were $15,691 as compared to $22,740 for the three months ended September 30, 2001, a decrease of 31%. For the three months ended September 30, 2002, our costs of revenue associated with LocatePLUS(TM) were $293,614, as compared to $248,932 for the three months ended September 30, 2001, an increase of 18%. The increase in cost is attributable to the cost of acquisition of an additional data set. Costs of revenue associated with LocatePLUS(TM) is expected to increase over the next twelve months as we anticipate acquiring additional data sets.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three months ended September 30, 2002 were $249,538, as compared to $180,392 for the three months ended September 30, 2001, an increase of approximately 38%. This increase is attributable primarily to an increase in the size of our sales force and commissions associated with increased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2002 were $752,041 as compared to $724,998 for the three months ended September 30, 2001, an increase of 4%. Although general and administrative expenses only changed slightly, payroll and payroll related expenses increased by approximately $112,000 while professional services decreased by approximately $72,000 for the three months ended September 30, 2002.

     INTEREST INCOME. Interest income decreased to $12,097 for the three months ended September 30, 2002, from $27,308 for the three months ended September 30, 2001, a decrease of 56%. This decrease is attributable to interest earned on notes receivable in 2001 for which there was no equivalent interest income in 2002.

     INTEREST EXPENSE. Interest expense increased to $161,348 for the three months ended September 30, 2002, from $84,833 for the three months ended September 30, 2001, an increase of 90%. This increase is attributable to interest on a short term bridge loan issued in June 2002.

     OTHER INCOME. Other income increased to $10,520 for the three months ended September 30, 2002, from $1,919 for the three months ended September 30, 2001, an increase of 448%. This increase is attributable to income recorded for the repayment of previously written off debt.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. Revenue from our Worldwide InformationTM CD-ROM product increased to $221,709 for the nine months ended September 30, 2002 from $151,746 for the nine months ended September 30, 2001, an increase of 46%. During 2002, we shipped CD-ROM products including data from new states for which we had no shipments in 2001. Revenue from our Internet-based product, LocatePLUS(TM), increased to $979,741 for the nine months ended September 30, 2002 as compared to $530,438 for the nine months ended September 30, 2001, an increase of 85%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 9,441 at September 30, 2002 from 4,185 at September 30, 2001, an increase of 126%. We also realized $388,187 of engineering revenue in 2001, and realized no engineering revenue in 2002.

     COSTS OF REVENUES. For the nine months ended September 30, 2002, our costs of revenue for Worldwide InformationTM were $62,878 as compared to $66,925 for the nine months ended September 30, 2001, a decrease of 6%. This decrease is primarily attributable to a decrease in costs associated with the acquisition of data from certain states. For the nine months ended September 30, 2002, our costs of revenue associated with LocatePLUS(TM) were $702,704 as compared to $698,232 for the nine months ended September 30, 2001, an increase of 1%. This increase is primarily attributable to a reduction in fees associated with certain data contracts and the acquisition of an additional data set.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the nine months ended September 30, 2002 were $756,443, as compared to $554,032 for the nine months ended September 30, 2001, an increase of approximately 37%. This increase in expenses is attributable primarily to an increase in our sales force and commissions associated with increased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2002 were $2,414,943 as compared to $2,185,217 for the nine months ended September 30, 2001, an increase of 11%. This increase is primarily attributable to non-cash compensation recorded for consulting and advisory services, as well as to increased expenses associated with updating and reconciling stockholder records.

     INTEREST INCOME. Interest income increased to $42,048 for the nine months ended September 30, 2002, from $38,818 for the nine months ended September 30, 2001. This increase is attributable to interest earned on a certain $1,000,000 note issued to us, of which $125,000 of principal remains outstanding, and to an increase in cash deposits held in interest bearing accounts.

     INTEREST EXPENSE. Interest expense decreased to $235,992 for the nine months ended September 30, 2002, from $562,609 for the nine months ended September 30, 2001, a decrease of 58%. This decrease is attributable to non-cash interest expense incurred in 2001 in connection with debt issued with detachable warrants in 2001.

     OTHER INCOME. Other income increased to $30,476 for the nine months ended September 30, 2002, from $5,605 for the nine months ended September 30, 2001. This increase is attributable to the sale of certain assets and to income recorded for the repayment of previously written off debt.

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

     On August 12, 2002, we commenced our initial public offering of securities, pursuant to which it offered up to 12,000,000 Units for $0.30 per Unit. Each Unit consists of one share of Class B Non-voting Common Stock and a three year redeemable warrant to purchase one share of Class A Voting Common Stock with an exercise price of $0.50 per share. Pursuant to this offering, we received subscriptions for $1,840,578 (of which cash of $959,229 was received) as of September 30, 2002. Subsequent to September 30, 2002, the offering was fully subscribed, and to date we have collected cash of $2,019,108. We are currently collecting the balance of the proceeds of the subscriptions in this offering, although there is no assurance that all amounts subscribed for will be collected.

     On October 12, 2002, the closing date of the public offering, the mandatorily convertible debt converted into Class A Voting Common Stock.

     During 2001 and for the nine months ended September 30, 2002, we used approximately $3.1 and $2.3 million in operating activities, respectively, principally to fund our net losses.

     Also during 2001, we loaned $1.0 million to Andover Secure Resources, Inc., an unaffiliated leasing company, because of the loan's favorable interest rate and terms. As of the date of this quarterly report, $875,000 of this note has been repaid. Other than this loan, there is no business relationship between Andover and any of our officers or directors, nor, to our knowledge, any 5% or greater stockholder of LocatePLUS Holdings Corporation. On

September 5, 2002, we agreed to convert this note into a demand note. We have not yet demanded payment on this note because the note is accruing interest at a rate (10% per annum) that our management believes exceeds the return that we would realize on those funds if we were to call the loan and reinvest the loan's proceeds.

     On May 22, 2002, we received $190,000 by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes call for their repayment on June 1, 2003.

     On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note collateralized by all of our assets and a personal guarantee by our Chief Executive Officer (including a pledge of five million shares of our Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage of certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. There is no business relationship between Gemstone and any of our officers or directors, nor is there, to our knowledge, any affiliation between Gemstone any 5% or greater stockholder of LocatePLUS Holdings Corporation. The terms of this loan, as amended, called for its repayment by the earlier of October 3, 2002 or two business days after the closing of our initial public offering. On October 3, 2002, the terms of the note were renegotiated and converted to a demand note. As of October 28, 2002, $600,000 has been repaid and the loan arrangement requires us to pay $135,000 in interest (in addition to repayment of principal). We entered into this loan arrangement so that we would have adequate capital to enter into data acquisition agreements with certain third parties. We intend to use a portion of the proceeds of our initial public offering to repay the loan from Gemstone.

     During August 2002, we received $124,500 by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes require repayment in one year from issuance.

     The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred significant net losses since our inception. We incurred net losses of approximately $5.8 million in 2000, $4.4 million in 2001, and $2.9 million for the nine months ended September 30, 2002. Our accumulated deficit as of September 30, 2002 was approximately $17.2 million. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2002 and for the foreseeable future. To operate for the next twelve months, we will require an average of $150,000 per month or $1.8 million in cash in excess of our anticipated net revenue from operations, which we have raised pursuant to our initial public offering. We have experienced a reduction in the cash used by operations principally as a result of cost reductions in data sets and increases in revenue. To achieve profitability, we will need to generate significantly more revenue than we have in prior years. Even if we ultimately do achieve profitability, we may not be able to sustain or increase our profitability.

     The following table outlines our contractual payment obligations as of September 30, 2002

                                                     Payments Due By Period
Contractual Obligations                  Total        Within        Within
                                                      1 Year        2 Years     Thereafter
                                       ---------     ---------     ---------     ---------
Notes Payable including interest       1,202,926     1,202,926          --            --
Operating Leases                       1,224,376       516,619       501,933       205,824
Capital Leases                           403,660       189,818       111,009       102,833
License agreements                     2,422,875     1,120,000       652,500       650,375
                                       ---------     ---------     ---------     ---------
Total contractual cash obligations     5,253,837     3,029,363     1,265,442       959,032
                                       =========     =========     =========     =========

     We have not entered into any off balance sheet arrangements of transactions with unconsolidated entities or other persons, except as otherwise disclosed.

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements that terminate on various dates through 2005. Future minimum payments under our non-cancelable operating leases total $1,224,376.

     CAPITAL LEASES

     Through September 30, 2002, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2005. Future minimum lease payments under our non-cancelable capital leases total $403,660.

     LICENSE AGREEMENTS

     As of September 30, 2002, we had entered into various data acquisition agreements under which we are required to make minimum payments totaling $2,422,875 through 2005.

     CONVERTIBLE LOAN

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

CRITICAL ACCOUNTING POLICIES

     Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition and the provision for uncollectible accounts receivable. We estimate the likelihood of customer payment based principally on a customer's credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period. Also refer to the Registration statement filed with the Securities and Exchange Commission.

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

     On August 27, 2002, and pursuant to our Non-employee Directors' Stock Option Policy, we granted warrants to purchase a total of 70,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.22 per share, to two of our Directors (Mr. Yules and Mr. John Scalley).

     LOANS FROM DIRECTORS

     During 2001, we issued convertible notes with detachable warrants to Messrs. Lindae and Houlihan in exchange for an aggregate of $215,000 in cash. Expenses in 2001 include $74,900 related to the conversion of convertible debt into equity securities by Mr. Lindae.

     USE OF OUR ASSETS

     Certain of our executives are allowed use of company cars for both business and personal purposes. These cars have been capitalized as assets of the Company, with a cost totaling $104,379 as of September 30, 2002.

     NOTES RECEIVABLE FROM RELATED PARTIES

     During 2000, the Company issued cash loans of $400,000 and received in exchange, promissory notes from certain officers. The notes bear interest at an annual rate equal to the 90-day Treasury Bill Rate (1.7% at December 31, 2001). The principal and accrued interest are due and payable in one lump sum on January 3, 2010, unless the Company has inadequate funds to satisfy its obligations as they generally become due, in which case the principal and accrued interest would be immediately due and payable. The Company, however, does not intend to make a call on these notes in the foreseeable future. In the event of a change of control, as defined in the agreements to the notes, or in the event that, as of January 3, 2003, the officers are (i) still employed by the Company; (ii) an independent contractor of the Company; or (iii) a member of the Company's Board of Directors, then the obligations and debt evidenced by the notes shall be canceled without further action by any party. In the event that the note is canceled pursuant to the conditions noted above, the Company agrees to pay to the officers, no later than two months after the end of the officer's applicable tax year in which such cancellation occurs, an amount in cash, sufficient to fulfill the officer's tax liability attributable to the cancellation of the notes. The principal is being expensed by the Company on a monthly basis through January 3, 2003. Through September 30, 2002, the Company recorded $356,945 of such compensation expense; the Company has not recorded any interest income relating to these notes. Additionally, the Company has accrued approximately $191,610 through September 30, 2002 relating to an estimate of the officers' tax liability expected to be reimbursed by the Company.

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

     The adoption of the above accounting pronouncements did not have a material impact on our financial position or results of operations.

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

GEMSTONE INVESTMENT COMPANY, INC. HAS A LIEN ON ALL OF OUR ASSETS (AND A PERSONAL GUARANTY BY OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, MR. JON R. LATORELLA) THAT WAS GRANTED IN CONNECTION WITH A $750,000 LOAN TO US BY GEMSTONE. IN THE EVENT THAT WE WERE TO DEFAULT UNDER THIS LOAN, GEMSTONE COULD FORECLOSE UPON OUR ASSETS. ANY SUCH FORECLOSURE WOULD SIGNIFICANTLY DISRUPT OUR BUSINESS AND MAY RESULT IN A LOSS OF INVESTMENT.

     On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note secured by all of our assets and a personal guaranty by our Chief Executive Officer (including a pledge of five million shares of our Class A Voting Common Stock held by Mr. Latorella and a mortgage of certain of his other personal assets). The terms of this loan, as amended, called for its repayment by the earlier of October 3, 2002 or two business days after the closing of our initial public offering. On October 3, 2002, the terms of the note were renegotiated and converted to a demand note. As of October 28, 2002, $600,000 has been repaid and the loan arrangement requires us to pay $135,000 in interest (in addition to repayment of principal). We intend to repay this loan and the accrued interest using the proceeds from the public offering. However, if we were to default under this loan arrangement, Gemstone has the right to foreclose on our assets to satisfy our obligations to Gemstone. Any such foreclosure would materially disrupt our business and could cause investors to lose all or a portion of their investment.

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

     For example, our LocatePLUS(TM)product competes with products offered by:

     o    Accurint;
     o    ChoicePoint;
     o    Confi-chek.com;
     o    FlatRateInfo.com; and
     o    Lexis-Nexis.

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

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

     CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended September 30, 2002.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     On September 3, 2002, we filed a Form 8-K announcing the modification of our loan arrangement with Gemstone Investment Company, Inc., which extended the maturity of the note issued in that loan arrangement and increased the points which we were required to pay pursuant to that loan.

     On September 30, 2002, we filed a Form 8-K announcing that we had received $1.8 million in subscriptions in our initial public offering of securities, and thus we broke escrow in that offering.

                                      * * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LOCATEPLUS HOLDINGS CORPORATION
                                                 (Registrant)


      SIGNATURE                        TITLE                         DATE

 /s/ Jon R. Latorella     Chairman of the Board, President     November 19, 2002
----------------------    and Chief Executive Officer
Jon R. Latorella

/s/ Robert A. Goddard     Chief Financial Officer, Treasurer   November 19, 2002
----------------------    and Secretary (Chief Accounting
Robert A. Goddard         Officer)



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jon A. Latorella, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LocatePlus Holdings Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               By: /s/ Jon R. Latorella
                                               --------------------------------
                                               Jon R. Latorella
                                               Chief Executive Officer
                                               November 19, 2002



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Robert A. Goddard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LocatePlus Holdings Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               By: /s/ Robert A. Goddard
                                               --------------------------------
                                               Robert A. Goddard
                                               Chief Financial Officer
                                               November 19, 2002


                                      * * *

     In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


      SIGNATURE                        TITLE                         DATE

 /s/ Jon R. Latorella     Chairman of the Board, President     November 19, 2002
----------------------    and Chief Executive Officer
Jon R. Latorella

/s/ Robert A. Goddard     Chief Financial Officer, Treasurer   November 19, 2002
----------------------    and Secretary (Chief Accounting
Robert A. Goddard         Officer)