Form 10KSB
period 2002-12-31
LOCATEPLUS HOLDINGS CORP
filed 2003-03-31
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        Commission file number: 000-49957

                         LOCATEPLUS HOLDINGS CORPORATION
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           DELAWARE                                              04-3332304
  ----------------------------                                 -------------
  (STATE OR OTHER JURISDICTION                                 (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

    100 CUMMINGS CENTER, SUITE 235M,
         BEVERLY, MASSACHUSETTS                                     01915
----------------------------------------                          ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (978) 921-2727
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)


      Securities registered under Section 12(b) of the Exchange Act: NONE.

         Securities registered under Section 12(g) of the Exchange Act:

                  CLASS A VOTING COMMON STOCK, PAR VALUE $0.01
                  --------------------------------------------
                                (Title of class)

                CLASS B NON-VOTING COMMON STOCK, PAR VALUE $0.01
                ------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the most recent fiscal year are:  $1,903,788.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 20, 2003, is $16,142,594.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002 there were 54,850,292 and 68,640,726 shares of Class A Voting Common and Class B Non-Voting Common shares outstanding respectively.


Transitional Small Business Disclosure Format (Check one):  Yes [_]     No [X]
================================================================================

                                TABLE OF CONTENTS
                                -----------------






                                                                            PAGE
                                                                            ----
PART I

   ITEM 1   Description of Business........................................... 1
   ITEM 2   Description of Property........................................... 5
   ITEM 3   Legal Proceedings................................................. 6
   ITEM 4   Submission of Matters to a Vote of Security Holders............... 6



PART II

   ITEM 5   Market for Common Equity and Related Stockholder Matters.......... 6
   ITEM 6   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10
   ITEM 7   Financial Statements..............................................16
   ITEM 8   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................16



PART III

   ITEM 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................17
   ITEM 10  Executive Compensation............................................18
   ITEM 11  Security Ownership of Certain Beneficial Owners and Management....19
   ITEM 12  Certain Relationships and Related Transactions....................21
   ITEM 13  Exhibits and Reports on Form 8-K..................................25
   ITEM 14  Controls and Procedures...........................................27


                                      * * *

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

     We are a business-to-business and business-to-government provider of public information VIA our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information(TM), that enables users to search certain motor vehicle records and driver's license information in multiple states. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS(TM). Our LocatePLUS(TM) product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records.

INDUSTRY BACKGROUND

     We are a background information provider. Users of background information have historically included law enforcement, other government agencies, law firms, investigation companies, private investigators and insurance companies. Information is used by those entities for various activities ranging from legal discovery to employment screening to the detection of fraud and the prevention of crime and terrorism. Additional users, such as large businesses, have increasingly availed themselves of background information services in connection with their hiring practices and other business decisions.

     A considerable amount of background information about individuals in the United States is publicly available. Examples of such public data include:

     o    names and addresses                      o    property ownership
     o    aliases                                  o    bankruptcies
     o    nationwide court records                 o    certain criminal records

     The sources of these types of public data, however, are often fragmented and geographically dispersed. In addition, the reliability of this information and the data provided by various sources may not be consistent. In this environment, businesses and government agencies that wish to use public information are faced with the time-consuming, costly and difficult task of gathering data from numerous locations and sources, verifying the information acquired and organizing it into a useful format. While services and technologies have developed to enable remote access to information sources, there have historically been few comprehensive access points for information available about individuals. Traditional sources of information, including credit reporting services and other database services, make available only limited types of information for specific purposes, such as verifying credit worthiness. Such services may also be limited by applicable law to specified uses and users. Almost none of those sources are integrated in a manner that allows easy and rapid access to data.

BUSINESS STRATEGY

     Our business plan is to provide an entire suite of information products and services for professionals in law enforcement agencies, human resources, law firms, insurance underwriting, fraud investigation, private equity funds, private investigation and financial institutions. We believe that we will be able to compete with comparable services based upon the pricing of our services and based upon certain technical advantages incorporated in our systems (such as our data integration methodologies and our hyper-linked and wireless LocatePLUS(TM) reports).

OUR TARGET MARKET AND SCREENING OF USERS

     Our products are marketed and sold to federal, state and local government agencies (including law enforcement agencies), private investigators, human resource professionals and the legal profession. Our products have been used in:

     o crime and terrorism investigation (E.G., in conjunction with federal and state investigations in the aftermath of the September 11th terrorist attacks and the subsequent anthrax incidents);
     o    detection of fraud;
     o "skip tracking" (I.E., the location of debtors and individuals in violation of parole or bail restrictions);
     o    background checks;
     o    legal due diligence; and
     o    risk management.

     Our products are generally marketed and sold only to pre-screened business and government end users. We do not sell products or services to the general public due to the liability that may arise from the release of personal information to the public. Before obtaining access to our LocatePLUS(TM) database or our Worldwide Information(TM) product, we generally require commercial customers to provide background information about their business need for data and about themselves, such as business licenses, bar admission cards or private investigator licenses. Individuals involved in law enforcement must provide similar evidence of their authority.

     In an attempt to prevent the misuse of our date, we have adopted a three-tier security schema.

========= =========================== ==========================================
  LEVEL          INDUSTRY USERS          SAMPLE DATASETS AVAILABLE TO USERS
========= =========================== ==========================================
    I           General Business         Names, Addresses and Phone Numbers
                                      Past Residences, Neighbors and Affiliates
                                                    Real Property
========= =========================== ==========================================
             Private Investigators
                   Insurance                     Level I Data, PLUS:
   II         Attorneys/Law Firms                Liens and Judgments
                   Government                     Drivers' Records
               Corporate Security           Certain Motor Vehicle Records
========= =========================== ==========================================
   III          Law Enforcement              Level I and II Data, PLUS:
                                           Comprehensive Criminal Records
                                          Restricted Motor Vehicle Records
                                            Certain Credit Reporting Data
========= =========================== ==========================================

LOCATEPLUS(TM)

     We launched our LocatePLUS(TM) Internet site in March 2000. Our LocatePLUS(TM) database contains searchable and cross-referenced public information on individuals throughout the United States. Information is presented in a dynamic, hyper-linked fashion, permitting users to rapidly identify and obtain personal information relating to individuals and their associated residences, possible acquaintances, and a variety of other types of data. Our LocatePLUS(TM) database consists of approximately five billion individual data entries. According to our estimates, we have data entries relating to approximately 205 million adult individuals in the United States (or approximately 98% of the adult population of the United States, based on the 2000 United States Census).

     As of December 31, 2002, there were approximately 10,600 pre-screened users of our LocatePLUS(TM) database.

     Datasets currently integrated in our LocatePLUS(TM) product include nationwide records relating to:

     o  names and addresses                     o  real estate records
     o  aliases                                 o  prior residences
     o  dates of birth                          o  recorded bankruptcies
     o  Social Security numbers                 o  liens
     o  driver's license information            o  motor vehicle records
     o  residential address information         o  certain death records
        (including dates of residence)          o  phone numbers
     o  certain criminal arrest, conviction     o  vessel registrations
        and incarceration records

     We intend to continue integration of datasets into our LocatePLUS(TM) product, including:

     o  certain hunting and fishing licenses    o  certain professional licenses
     o  certain facial image files              o  certain fingerprint files
     o  certain gun licenses                    o  Federal Aviation
                                                   Administration records

We can currently give no assurance as to the timing of integration of such datasets, however, or whether these new datasets will be integrated with our LocatePLUS(TM) product at all.

     We believe that one of the significant advantages of our LocatePLUS(TM) product, in comparison with many products with which we compete, is the ability of LocatePLUS(TM) to "tie" data associated with a given individual to produce a single report. Our LocatePLUS(TM) system uses a proprietary methodology to associate data in a manner that generally results in a matching of data entries across diverse data sources, allowing users to obtain a single, comprehensive data report about an individual, even when there is no single element that ties data entries together (such as a Social Security number). This comprehensive data report is itself linked to other data potentially relevant to a business or government agency researching an individual, such as names and addresses of possible acquaintances, relatives and neighbors of that individual.

LOCATEPLUS ANYWHERE(TM)

     We recently developed a version of our LocatePLUS(TM) product that is accessible through wireless personal digital assistants and e-mail capable pagers, which we refer to as LocatePLUS AnyWhere(TM). LocatePLUS AnyWhere(TM) was commercially launched in mid-December 2002. This product is being marketed primarily to law enforcement. The product is sold on a subscription fee basis, permitting unlimited access to our LocatePLUS(TM) database for a flat monthly fee provided that that the user agrees to a fixed term commitment. As of December 31, 2002, we had realized only nominal revenue from this product.

WORLDWIDE INFORMATION(TM)

     Since 1996, we have produced CD-ROM products that enable users to quickly search motor vehicle records in multiple states through a dynamic search engine, known as Worldwide Information(TM). Our Worldwide Information(TM) product enables users to search certain motor vehicle records and drivers' license information in multiple states through a dynamic search engine. Unlike many competing products, our Worldwide Information(TM) product enables users to rapidly identify vehicles or drivers using complete or partial search criteria. We believe that this ability to search partial data is a valuable tool in circumstances in which incomplete information is available, as is often the case in criminal investigations. Unlike data provided by Internet-based services, searches on our CD-ROM product are confidential and unavailable to any person other than the user of our CD-ROM product. We believe that the confidential nature of this CD-ROM product makes it particularly attractive to law enforcement agencies, which must often conduct criminal investigations in strict secrecy.

     As of December 31, 2002, there were approximately 2,000 pre-screened purchasers of our Worldwide Information(TM) CD-ROM product.

     We currently expect to expand our Worldwide Information(TM) product to include data from additional states, and to develop a DVD-ROM-based version of this product, although we can give no assurance as to the timing of such product launches or whether such products will be developed at all. We expect that a DVD-ROM-based version of this product, if developed, would permit multi-state Worldwide Information(TM) databases to reside on a single medium.

SOURCES OF OUR DATA

     Our operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities and on-line search systems. We license or otherwise obtain our data from five primary sources, as well as over twenty other ancillary sources (including both private and government sources).

     In the event that any of our primary sources of data were no longer available to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as we believe there are currently a number of equivalent providers of such data.

REGULATORY RESTRICTIONS ON OUR BUSINESS

     Both federal and state law regulates the sale of data. Recently, consumer advocates and federal regulators have voiced concerns regarding public access to, or commercial use of, personal information. As a result, increased pressure has been placed upon federal and state legislators to regulate the dissemination or commercial use of personal information.

     One such legislative enactment that has had an effect on our business was the Financial Services Modernization Act of 2000, also known as the "Gramm-Leach-Bliley Act". Among other things, this law restricts the collection, use, and transfer of certain data that includes "credit header" information, which had historically functioned as the backbone of our data resources. Implementation of this law's restrictions by the Federal Trade Commission significantly limited the availability of certain data for our database, but we have subsequently developed datasets that function independently of "credit header" information. Although we have not engaged counsel to review this matter or the conduct of our operations generally, we believe that our operations are currently unaffected by the Gramm-Leach-Bliley Act or any law specifically applicable to the dissemination of data concerning individuals. Any further restriction on our use of personal information, however, could limit the usefulness and have a material adverse affect on operations, our products, including our LocatePLUS(TM) product, and our operations.

     Federal and state law prohibits us from selling information about minors. Our products have been designed to prevent the dissemination of such data.

DISTRIBUTION OF OUR PRODUCTS

     We distribute our content both directly (though the Internet in the case of our LocatePLUS(TM) product and through the mail in the case of our Worldwide Information(TM) CD-ROM) and through "channel partner" arrangements, by which third parties access our databases in consideration for a royalty. We also, from time to time, provide certain consulting services to third party database providers on the integration and assimilation of public data.

     To date, our efforts to license data have resulted in four channel partnerships. For the year ending December 31, 2002, we have recognized revenue on only one of these agreements, however, as the remaining three channel partner arrangements were not yet implemented. The other three agreements are expected to result in revenue recognition in 2003.

COMPETITION

     Current competitors for our LocatePLUS(TM) product include Accurint, ChoicePoint, Confi-chek.com, FlatRateInfo.com, and Lexis-Nexis. Many of the companies that currently compete with this product, as well as other companies with whom we may compete in the future, are national or international in scope and have greater resources than we do. Those resources could enable those companies to initiate price cuts or take other measures in an effort to gain market share in our target markets.

     Our Worldwide Information(TM) product primarily competes with the registries of motor vehicles of various states that sell their data to screened users. These state agencies generally provide data in "raw form" without the search capabilities that we provide in our Worldwide Information(TM) product.

EMPLOYEES

     As of December 31, 2002, we had 38 employees. We believe that our relations with our employees are good.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

     LocatePLUS Holdings Corporation and our wholly owned subsidiary, LocatePLUS Corporation, are presently headquartered in Beverly, Massachusetts, where we lease approximately 32,000 square feet. The lease on that facility expires on February 28, 2005, and our annual lease obligation is approximately $480,000.

     Our wholly-owned subsidiary, Worldwide Information, Inc., is presently located in Byfield, Massachusetts, where it leases approximately 2,700 square feet. The lease on the Byfield facility expired on March 1, 2003, and we are currently a tenant-at-will in this facility. Our annual lease payments on this facility in 2002 were approximately $25,000. We are currently negotiating to extend this lease to February 2005.

     We also lease a storage facility in Georgetown, Massachusetts pursuant to a month-to-month lease, with current monthly rent of $500. We believe that our facilities are sufficient for our projected needs.

INTELLECTUAL PROPERTY

     Publicly available data concerning individuals is generally non-proprietary. As a result, our intellectual property consists largely of certain trade secrets and know-how associated with the integration of databases and our ability to link diverse datasets. We rely on a combination of confidentiality agreements, restrictions on access to our proprietary systems, and contractual provisions (such as in our user agreements) to protect our intellectual property.

     We have registered LOCATEPLUS.COM(R) as a trademark with the United States Patent and Trademark Office. We maintain LOCATEPLUS(TM) and WORLDWIDE INFORMATION(TM) as unregistered trademarks relating to our products. We may, from time to time, claim certain other rights under trademark law, however, we currently have no other marks registered or pending with the United States Patent and Trademark Office or the equivalent agency of any other country.

     Patent protection is generally not available for compilations of data (such as our products), and therefore we have no patents on any of our products, and we currently do not anticipate any patents issuing with respect to any of our products. Similarly, rights under United States copyright law do not extend to mere compilations of data, although we may have certain rights under United States copyright law with respect to the organization, integration and presentation of our data.

ITEM 3 - LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings, although claims may arise from time to time in the conduct of our operations. There can be no assurance at this time that any claims that may arise in connection with the conduct of our business will not materially adversely effect our business or operations, or divert our critical resources.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to stockholders for approval, through solicitation or otherwise, in the fourth quarter of fiscal year 2002.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     We have three securities that began trading on the Over the Counter Bulletin Board on December 12, 2002:

     o shares of our Class A Voting Common Stock are quoted under the symbol "LPLHA";
     o shares of our Class B Non-Voting Common Stock are quoted under the symbol "LPLHB"; and
     o our public warrants (redeemable warrants to purchase one share of our Class A Voting Common Stock with an exercise price of $0.50 per share) are quoted under the symbol "LPLHW".

     The following tables set forth the high and low closing sales prices per share (and per public warrant), for our Class A Voting Common Stock, Class B Non-voting Common Stock and public warrants as reported by OTC Bulletin Board since our initial listing of these securities on the Over the Counter Bulletin Board in December 2002.

                           SECURITY           HIGH               LOW
                           --------           ----               ---
                           LPLHA              $0.50              $0.20
                           LPLHB              $0.95              $0.25
                           LPLHW              $0.30(1)           $0.30(1)

     (1) As of December 31, 2002 none of our public warrants had been publicly traded. The public warrants were originally issued as part of Units (consisting of one share of Class B Non-voting Common Stock and one public warrant), which were offered and sold for $0.30 per Unit in our initial public offering. On November 12, 2002, the public warrants detached from the Class B Non-voting Common Stock and were subject to independent trading.

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent action transactions.

HOLDERS

     As of January 23, 2003 there were:

     o   approximately 475 holders of record of our Class A Voting Common Stock,
     o approximately 536 holders of record of our Class B Non-Voting Common Stock, and
     o   approximately 149 holders of record of our public warrants.

DIVIDENDS

     We have never declared or paid dividends on our Common Stock. We do not anticipate that we will declare or pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table reflects equity compensation granted or issued by us as of December 31, 2002, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.

                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING      REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND       FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS                RIGHTS            EQUITY COMPENSATION PLANS(1)
                                    -------------------      -------------------------   -------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS:
     Class A Voting
     Common Stock                        10,732,716                     $0.20                    4,262,284
------------------------------------------------------ -----------------------------------------------------------
     Class B Non-voting
     Common Stock                                 0                        --                           --


EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS:
     Class A Voting Common
     Stock                                  869,239                     $0.41                          N/A
------------------------------------------------------ -----------------------------------------------------------
     Class B Non-voting
     Common Stock                         4,412,139                     $0.16                          N/A


TOTAL:
     Class A Voting Common
     Stock                               11,601,955                     $0.22                          N/A
------------------------------------------------------ -----------------------------------------------------------
     Class B Non-voting
     Common Stock                         4,412,139                     $0.16                          N/A

     (1) Excludes securities reflected in column titled "Number of securities to be issued upon exercise of outstanding options, warrants and rights".

RECENT SALES OF UNREGISTERED SECURITIES

     The following is a list of our securities sold within the past three years without registration under the Securities Act of 1933, as amended.

     o From November 1999 to June 2001, we granted options to purchase 11,142,716 shares our Common Stock (now referred to as Class A Voting Common Stock) to 43 employees and consultants under the terms of our Incentive and Non-qualified Stock Option Plan. These options have varying exercise prices. Of these options to purchase 11,142,716 shares, an option to purchase 5,000 shares of Common Stock was exercised by one employee. The offer and sale of these securities were exempt from registration under the Securities Act pursuant to Rules 701 and 506 promulgated thereunder.

     o From December 1999 to February 2000, we sold 3,000,000 shares of Common Stock (now referred to as Class A Voting Common Stock) to 120 accredited investors for $1.00 per share. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 promulgated under the Securities Act, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

     o From March 2000 to September 2000, we sold 3,000,000 shares of Common Stock (now referred to as Class A Voting Common Stock) to 96 accredited investors for $1.00 per share. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

     o From October 2000 through January 2001, we issued a total of $312,000 in convertible promissory notes with detachable restricted warrants to nine accredited investors. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

     o In January 2001, we issued $200,000 in the form of a convertible promissory note with a detachable warrant to one investor, then a member of our Board of Directors. The offer and sale of that security was exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder.

     o In February and March 2001, we issued $345,000 in six-month convertible term promissory notes to 11 accredited investors. The offer and sale of that security was exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

     o In April 2001, we made a non-transferable offer to its accredited stockholders to sell three shares of our Class B Non-voting Common Stock for $0.10 per share for each share of Class A Voting Common Stock held by each stockholder. Pursuant to that offer, we sold approximately 31.6 million shares of Class B Non-voting Common Stock to 270 of our stockholders. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

     o At various times from November 17, 2000 to March 12, 2002, we issued warrants to purchase an aggregate of 537,902 shares of Class A Voting Common Stock to 11 accredited consultants and to members of our Advisory Board in consideration for services rendered. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 and 508 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken. A Form D Notice of Sale of Securities Pursuant to Regulation D was not filed with the Securities and Exchange Commission in a timely manner.

     o From August 2001 to April 2002, we issued warrants to purchase an aggregate of 3,272,455 shares of Class B Non-Voting Common Stock to 17 accredited consultants and to members of our Advisory Board in consideration for services rendered. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 and 508 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken. A Form D Notice of Sale of Securities Pursuant to Regulation D was not filed with the Securities and Exchange Commission in a timely manner.

     o From September 2001 through February 13, 2002, we sold 20,421,510 shares of Class B Non-voting Common Stock to 175 accredited investors (of which 82 were existing stockholders) for $0.15 per share. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

     o On May 22, 2002 we received $190,000 by issuing subordinated promissory notes with simple interest at ten percent per annum to five lenders. We do not believe that these subordinated promissory notes constitute securities because the subordinated promissory notes do not convert into our equity and are in the nature of commercial loans.

     o On August 27, 2002, we issued warrants to purchase an aggregate of 70,000 shares of Class B Non-voting Common Stock to two members of our Board of Directors pursuant to our Non-employee Director Stock Option Policy. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as both recipients are accredited and no general solicitation was undertaken.

     o In December 2002, we issued a one year term note with ten year, fully vested detachable warrants to an individual who, as a condition of his investment, required that he be appointed to the Board of Directors of the Company. The note bears interest at the rate of 10% per annum and is payable in one lump sum at maturity. The detachable warrants provide for the purchase of 250,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.22 per share. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as both recipients are accredited and no general solicitation was undertaken.

     o On March 28, 2003, we issued warrants to purchase 105,000 shares of Class B Non-voting Common Stock to three members of our Board of Directors pursuant to our Non-employee Director Stock Option Policy. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

INITIAL PUBLIC OFFERING

     On August 12, 2002, we commenced our initial public offering of securities (Registration No. 333-85154, effective August 12, 2002), pursuant to which we offered up 12,000,000 Units for $0.30 per Unit. Each Unit consisted of one share of Class B Non-voting Common Stock and a three year redeemable warrant to purchase one share of Class A Voting Common Stock with an exercise price of $0.50 per share. This offering was fully subscribed and, as of December 31, 2002, all but $174,908 of the subscriptions were paid in full. Subsequent to December 31, 2002, all subscriptions in that offering were paid in full. Through December 31, 2002, we had used approximately $1.66 million of the net proceeds from that offering approximately as follows:

     Repayment of Note Payable                                    $   600,000
     Purchases of Data                                                650,000
     Other Working Capital/General Corporate Purposes:                410,000
                                                                  -----------
     TOTAL:                                                       $ 1,660,000
                                                                  ===========

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH "SELECTED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS BECAUSE OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE PRESENTED BELOW.

OVERVIEW

     We are a business-to-business and business-to-government provider of public information via our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information(TM), that enables users to search certain motor vehicle records and driver's license information in multiple states through a dynamic search engine, using complete or partial information. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS(TM). Our LocatePLUS(TM) product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records. We anticipate that the majority of our future revenues will be derived from our LocatePLUS(TM) product.

     We distribute our content both directly (through the Internet in the case of our LocatePLUS(TM) product and through the mail in the case of our Worldwide Information(TM) CD-ROM) and through "channel partner" arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty.

     In 2001, we entered into an arrangement with a third party database provider, pursuant to which we provided certain engineering services relating to the integration and assimilation of public data. This agreement was terminated in 2001. We also provide engineering services in connection with the implementation and rollout of certain of our channel partnership arrangements.

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

     Revenue associated with our Worldwide Information(TM) product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information(TM) product is updated and released either quarterly or twice a year. In the case of our LocatePLUS(TM) product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Revenue from our LocatePLUS(TM) product is recognized when requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards (approximately 60% of our current LocatePLUS(TM) customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our current customer base).

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In 2001 and 2002, we recorded $648,500 and $665,366, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

     Our selling and marketing expenses consist of salaries and commissions paid to sales representatives for the products that we offer, as well as direct mail advertising campaigns and magazine and Internet-banner advertisements.

     General and administrative expenses consist of payroll and related expenses for non-sales, non-research and development and executive and administrative personnel, facilities expenses, insurance, professional services expenses, travel and other miscellaneous expenses.

     Interest income consists of earnings on our cash, cash equivalents and short term investments. Interest expense is primarily attributable to various notes issued in the year ended December 31, 2002. As of December 31, 2002, we had notes payable (current and long-term) totaling $515,767.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $4.4 million in 2001 and $3.9 million in 2002. Our accumulated deficit as December 31, 2002 was approximately $18.3 million. We raised approximately $4.8 million from sales of our equity during 2002. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We believe our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations through the end of 2003. However, we anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2003 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. There can be no assurance, however, that additional capital will be available to us, however, or if it is available, that it will be on favorable terms.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     REVENUES. Revenue from our Worldwide InformationTM CD-ROM product increased to $345,003 for the year ended December 31, 2002 from $268,701 for the year ended December 31, 2001, an increase of 28%. During 2002, we shipped CD-ROM products including data from new states for which we had no shipments in 2001.

Revenue from our Internet-based product, LocatePLUS(TM), increased to $1,471,188 for the year ended December 31, 2002 as compared to $752,109 for the year ended December 31, 2001, an increase of 96%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 10,966 at December 31, 2002 from 5,159 at December 31, 2001, an increase of 113%. In 2002, we started delivering our online product through channel partnerships. In 2002, we recognized $32,284 in revenue from the first of these channel partner arrangements, for which we had no revenue in 2001. As part of deploying channel partner agreements, we occasionally provide engineering services. In 2002, we realized $53,333 in engineering revenue to deploy one channel partner site, as compared to $388,187 in 2001. In 2002, we formally launched our wireless product and realized $1,980 in revenue from sales of that product. No revenue was realized from sales of this product in 2001. We expect online, wireless, and channel revenue to increase and CD-ROM revenue to be stable over the next twelve months.

     COSTS OF REVENUES. For the year ended December 31, 2002, our costs of revenue for Worldwide InformationTM were $90,397 as compared to $96,561 for the year ended December 31, 2001, a decrease of 6%. This decrease is primarily attributable to a decrease in costs associated with the acquisition of data from certain states. For the year ended December 31, 2002, our costs of revenue associated with LocatePLUS(TM) were $1,217,809, as compared to $986,240 for the year ended December 31, 2001, an increase of 23%. This increase is primarily attributable to costs associated with the acquisition of two data sets. Costs of engineering services were allocated based on time spent for engineering services. Costs of wireless revenues are primarily the cost of wireless connectivity and the amortized cost of devices sold to end users. We expect costs of revenues to increase over the next twelve months but at a rate less than sales as most of the costs associated with our products are relatively fixed.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the year ended December 31, 2002 were $1,001,529, as compared to $799,486 for the year ended December 31, 2001, an increase of approximately 25%. This increase in expenses is attributable primarily to an increase in our sales force and commissions associated with increased sales volume. We expect selling and marketing expense to increase over the next twelve months as we focus greater efforts on increasing revenue.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2002 were $3,257,546 as compared to $3,317,128 for the year ended December 31, 2001, a decrease of 2%. This decrease is primarily attributable to a reduction in professional services from outside consultants. We anticipate that general and administrative expenses to increase slightly over the next twelve months.

     INTEREST INCOME. Interest income decrease to $53,835 for the year ended December 31, 2002, from $67,768 for the year ended December 31, 2001. This decrease is attributable to interest earned on a certain $1,000,000 note issued to us in 2001, of which $95,000 of principal remained outstanding as of December 31, 2002.

     INTEREST EXPENSE. Interest expense decreased to $397,674 for the year ended December 31, 2002, from $590,970 for the year ended December 31, 2001, a decrease of 33%. This decrease is attributable to non-cash interest expense incurred in 2001 in connection with debt issued with detachable warrants in 2001.

     OTHER INCOME. Other income increased to $21,122 for the year ended December 31, 2002, from $6,712 for the year ended December 31, 2001. This increase is attributable to the sale of certain assets and to income recorded for the repayment of previously written off debt.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2002, we raised approximately $19.9 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. During 2002, our financing activities provided approximately $4.0 million of cash, principally through the sale of Units in our initial public offering and a private placement of Class B Non-voting Common Stock. As of December 31, 2002, our cash and investments totaled $1,661,213.

     During 2002, we used approximately $3.1 million in operating activities principally to fund our net losses.

     Also during 2001, we loaned $1.0 million (of which all but $95,000 had been repaid) and again in 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of this loan. As of December 31, 2002, $1,095,000 on this loan remains outstanding.

     Between May and August 2002 we received $314,000 in cash by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes called for their repayment one year from date of issuance. These note were repaid in October 2002.

     On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note collateralized by all of our assets and a personal guaranty by the Chief Executive Officer (including a pledge of five million shares of the Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage on certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. As of October 2002, $600,000 had been repaid on this note, however the terms of this loan called for its repayment in full, including accrued interest, by the earlier of October 3, 2002 or two business days after the closing of the initial public offering. As such, the terms of the note were further renegotiated and all accrued interest and principal were converted to a $285,000 demand note with an interest payable at 42% per annum.

     In December 2002, we issued a one year term note for $250,000 with ten year, fully vested detachable warrants to an individual who, as a condition of his investment, required that he be appointed to the Board of Directors of the Company. The note bears interest at the rate of 10% per annum and is payable in one lump sum at maturity. The detachable warrants provide for the purchase of 250,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.22 per share.

     We raised approximately $4.8 million of equity during 2002. However, to execute its current planned operations of expansion additional financing would be necessary. Management believes our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations through the end of 2003. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify and secure sources of additional capital.

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2005. Rent expense amounted to $493,701 and $494,466 for 2001 and 2002, respectively.

     CAPITAL LEASES

     Through December 31, 2002, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2005. Future minimum lease payments under our non-cancelable capital leases total $445,056.

     LICENSE AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $1,577,875 through 2005.

CRITICAL ACCOUNTING POLICIES

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. Note that our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

RELATED PARTY TRANSACTIONS

     CONSULTING SERVICES

     Mr. Thomas Garlock, a member of our Board of Directors, and Mr. Gregory Lindae, a former member of our Board of Directors, have performed strategic advisory, shareholder relations and acquisition planning consulting services for us. Expense relating to these services amounted to $303,892 in 2001 and was recorded as part of general and administrative expenses.

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

     In 2002, we granted options to purchase 160,541 shares of Class A Voting Common Stock and warrants to purchase 27,089 shares of Class B Non-voting Common Stock in consideration for shareholder relations services rendered by Mr. Garlock. We recorded expenses of $36,538 and $3,701, respectively, associated with these options and warrants.

     NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

     On February 1, 2002, and pursuant to our Non-employee Directors' Stock Option Policy, we granted warrants to purchase a total of 70,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.15 per share, to two of our Directors (Mr. Garlock and Mr. John Houlihan).

     On August 27, 2002, and pursuant to our Non-employee Directors' Stock Option Policy, we granted warrants to purchase a total of 70,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.22 per share, to two of our Directors (Mr. Scalley and Dr. Yules). Dr. Yules resigned from the Board of Directors in March 2003.

     On March 28, 2003, and pursuant to our Non-employee Directors' Stock Option Policy, we granted warrants to purchase an aggregate of 105,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.15, to three of our Directors (Mr. Robert Kite, Messrs. Houlihan, Mr. Garlock). Mr. Kite was appointed to the Board of Directors in December 2003.

     LOANS FROM DIRECTORS

     During 2001, we issued convertible notes with detachable warrants to Messrs. Lindae and Houlihan in exchange for an aggregate of $215,000 in cash. Expenses in 2001 include $74,900 related to the conversion of convertible debt into equity securities by Mr. Lindae.

     In December 2002, we issued a one year term note for $250,000 with ten year, fully vested detachable warrants to Robert Kite. As a condition of his investment, Mr. Kite required that he be appointed to the Board of Directors of the Company. The note bears interest at the rate of 10% per annum and is payable in one lump sum at maturity. The detachable warrants provide for the purchase of 250,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.22 per share.

     USE OF OUR ASSETS

     Certain of our executives are allowed use of company cars for both business and personal purposes. These cars have been capitalized as assets of the Company, totaling $104,379 as of December 31, 2002.

     NOTES RECEIVABLE FROM RELATED PARTIES

     During 2000, we issued cash loans of $400,000 and received, in exchange, promissory notes from two of our officers, Messrs. Latorella and Goddard. Although the notes were due January 3, 2010, their terms provided that, if, as of January 3, 2003, the officers were still employed by us, then the obligations and debt evidenced by the notes were to be canceled without further action, and we are to pay to the officers, no later than February 29, 2004, an amount in cash sufficient to fulfill the officers' tax liabilities attributable to the cancellation of the notes. As such, we have been expensing the principal of the notes on a monthly basis and in 2002 and 2001, recognized $133,000 each year of amortization expense on notes receivable from related parties. Additionally, we have accrued approximately $44,000 in 2002 and $57,000 in 2001 ($209,000 cumulative through December 31, 2002) relating to an estimate of their tax liability expected to be reimbursed by us.

     As of January 3, 2003, both Mr. Latorella and Mr. Goddard were employed by us and, accordingly, the notes were cancelled as of that date. Mr. Goddard ceased employment with the Company on March 31, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement requires the Company to estimate the fair value of liabilities associated with asset retirement obligations. The associated asset retirement costs are to be capitalized as part of the carrying value of the long-lived asset and allocated to expense over the asset's useful life. The Company is currently evaluating the effects of this pronouncement.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These costs include, but are not limited to, the following: (1) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is currently evaluating the effects of this pronouncement.

     Had we implemented the above accounting pronouncements, our financial position and results of operations would not have been materially affected.


ITEM 7 - FINANCIAL STATEMENTS

     Our financial statements as of and for the twelve months ended December 31, 2002 are set forth in the section of this Annual Report beginning on page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective January 8, 2003, our audit committee dismissed our former accountants, PricewaterhouseCoopers LLP ("PwC") as our independent accountants for the year ending December 31, 2002.

     The report of PwC on our financial statements for the fiscal year ended December 31, 2001 was modified to express substantial doubt regarding our ability to continue as a going concern. Except as described in the prior sentence, the reports of PwC on our financial statements for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In addition, during our two most recent fiscal years and through January 8, 2003, there was no disagreement with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject of that disagreement in its reports on our financial statements for those fiscal periods. During the year ended December 31, 2002 and the subsequent interim period preceding PwC's dismissal no event occurred that is required to be disclosed pursuant to 304(a)(1)(iv) of item 304 of regulation S-B.

     A letter from PwC with respect to this matter was filed with the Securities and Exchange Commission on Form 8-K on January 24, 2003.

     On January 8, 2003, the Company's Audit committee of the Board of Directors engaged Carlin, Charron & Rosen, LLP ("Carlin") 446 Main Street, Worcester, Massachusetts 01608-2359, a member of the Securities and Exchange Commission practice section of the AICPA, was engaged as our new independent accountants. During the two most recent fiscal years and the interim period preceding the engagement of Carlin, we have not consulted with Carlin regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by Carlin that Carlin concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a reportable event, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth specific information regarding our executive officers and directors as of March 31, 2003.

EXECUTIVE OFFICERS AND DIRECTORS    AGE               POSITIONS
--------------------------------    ---               ---------
Jon R. Latorella                     39    Chairman of the Board, President and
                                           Chief Executive Officer
Sonia P. Bejjani                     34    Director; President-Worldwide
                                           Information, Inc.
James C. Fields                      35    Vice President of Finance, Treasurer
                                           and Secretary, Acting Chief Financial
                                           Officer
Steven W. Silva                      41    Vice President of Business
                                           Development
Thomas Garlock(1)                    46    Director
John P. Houlihan (1)                 57    Director
Robert H. Kite(1)                    48    Director
Thomas E. Murphy(2)                  44    Director
Gerard Scalley(2)                    47    Director

 (1) Member of our Compensation Committee.
 (2) Member of our Audit Committee.

CURRENT DIRECTORS AND OFFICERS

      JON R. LATORELLA co-founded our business in 1991 and has been our Chief Executive Officer since we commenced our activities. Mr. Latorella is also the Chairman of our Board of Directors. Before founding our business, Mr. Latorella served as a consultant to various local and state law enforcement agencies. Mr. Latorella holds a Bachelor of Science/Bachelor of Arts from the University of Massachusetts, which he received in 1994.

      SONIA P. BEJJANI co-founded our business in 1991 and has been a member of our Board of Directors and employed by us in various capacities since we commenced our activities. For the five years ending August 1, 2001, Ms. Bejjani was our Vice President - Sales and Customer Service. Since August 1, 2001, Ms. Bejjani has been the President of Worldwide Information, Inc., our wholly-owned subsidiary.

      JAMES C. FIELDS was appointed our Vice President of Finance, Treasurer, Secretary and Acting Chief Financial Officer on March 31, 2003. Prior to that, Mr. Fields served as our Director of Finance since February 2001. Prior to joining us, Mr. Fields was the Controller and Vice President of operations at CO Space, a carrier neutral collocation company. Mr. Fields is a certified public accountant and holds a Bachelor of Arts in Accounting from the College of St. Scholastica, which he received in 1992, and a Masters of Business Administration from Babson College, which he received in 1999.

      STEVEN W. SILVA has been our Vice President of Business Development since January 2002. Mr. Silva was employed with SuperWings Inc., a developer of mobile field service management applications, as its Vice President of Business Development and Marketing from 2000 to 2002. During 2000, Mr. Silva was the Vice President of Strategic Marketing at ZipLink Inc., a provider of wholesale Internet connectivity solutions, where he was responsible for marketing, product management, business development and strategic alliances. From 1997 to 2000, Mr. Silva worked for eZenia! Inc., a provider of real time collaboration solutions, where he held worked as its Director of Technical Business Development. From 1990 to 1997, Mr. Silva also held channel sales and marketing positions with PictureTel Corporation, a provider of visual collaboration systems. Mr. Silva holds a Bachelor of Science in Business Administration/Economics from Salem State College, which he received in 1985.

      THOMAS GARLOCK has provided organizational and merger and acquisition consulting services to technology companies in the computer hardware/software and wireless telecommunications industry since 1980. Mr. Garlock has been the principal in a variety of communications license-based ventures that have developed cellular telephone systems in 55 "metropolitan statistical areas" in the United States. He is the co-founder and Chairman of In Sync Interactive Corporation, the nation's largest owner of interactive video data service licenses issued by the Federal Communications Commission. In October 2001, In Sync filed for bankruptcy protection with respect to 29 of its 42 subsidiaries. Mr. Garlock attended Kent State University, the University of California at Los Angeles, and the Otis Parsons School of Design. Mr. Garlock joined our Board of Directors in October 1996, and is currently a member of our Audit Committee.

      JOHN P. HOULIHAN has been President and owner of Zalkin, Inc., a worldwide exporter of used clothing with offices in Council Bluffs, Iowa and Brownsville, Texas, since 1979. Before that, Mr. Houlihan owned Goodrich Dairy, a chain of 47 retail stores, and Riekes Equipment, a material handling and forklift company. Mr. Houlihan holds a Bachelor of Arts from Creighton University, which he received in 1968, and a Juris Doctorate from Creighton University, which he received in 1971. Mr. Houlihan joined our Board of Directors in January 2001, and he is currently the Chairman of the Compensation Committee of our Board of Directors.

      ROBERT H. KITE has been President of KFC, Inc., the managing entity of KFC, LLLP, a private investment entity, since 1981. Mr. Kite has also served on the Board of National Energy, Inc., a publicly traded energy exploration and exploitation company, since 1987. National Energy, Inc. filed for Chapter 11 bankruptcy in 1999, and was subsequently reorganized. Mr. Kite is also on the Board of Directors of the FBI Citizens' Academy (Charter Academy) of Phoenix, Arizona, and Child Health U.S.A. of Scottsdale, Arizona. Mr. Kite holds a Bachelor of Science in Political Science and Psychology which he received from Southern Methodist University 1977. Mr. Kite joined our Board of Directors in December 2002, and is currently a member of the Compensation Committee of the Board of Directors.

      THOMAS E. MURPHY has been employed by Oftring & Company, Inc., a registered broker-dealer located in Worcester, Massachusetts, since 1989, where he currently holds the title of Senior Vice President. Mr. Murphy holds a Bachelors of the Arts in Investments from Babson College, which he received in 1981. Mr. Murphy joined our Board of Directors on March 28, 2003, and he is currently the chairman of the Audit Committee of our Board of Directors.

      GERARD SCALLEY has been employed by the Woburn, Massachusetts Police Department for the past 22 years, where he currently holds the rank of Lieutenant. His current responsibilities include supervision of that department's detective bureau and its Drug Abuse Resistance Education (DARE) program. He has also worked as a crime prevention officer and as commander of the North Eastern Massachusetts Law Enforcement Council Regional Drug Task Force. Mr. Scalley has been affiliated with numerous law enforcement related organizations during his career, including the National Technical Investigator's Association, the Narcotic Enforcement Officer's Association, the National DARE Officer's Association and the Irish American Police Officer's Association. Mr. Scalley also lectures at the University of Massachusetts at Lowell on criminal justice matters. Mr. Scalley received a Bachelor of Arts in Criminal Justice from Salem State College in 1998, and a Master of Arts in Criminal Justice from the University of Massachusetts at Lowell in 2000. Mr. Scalley joined our Board of Directors in June 2002, and is currently a member of our Audit Committee.

      We do not have any employment agreements with any of our employees.

FORMER DIRECTORS AND OFFICERS

      Dr. Richard B. Yules, a former member of our Board of Directors, resigned from the Board on March 12, 2003.

      Mr. Robert A. Goddard, our former Chief Financial Officer, Treasurer, and Secretary, ceased employment with us on March 31, 2003.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required to furnish us with copies of all forms they file pursuant to Section 16(a).

     In December 2002, we issued a one year term note for $250,000 with ten year, fully vested detachable warrants to Robert Kite. As a condition of his investment, Mr. Kite required that he be appointed to the Board of Directors of the Company. Reports of Mr. Kites' ownership of the Company's securities were not filed in a timely manner.

     Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2002.

ITEM 10 - EXECUTIVE COMPENSATION

     The following table sets forth, for 2002, 2001 and 2000, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2002, 2001 and 2000 exceeded $100,000 (the "Named Executive Officers").

                                                        SECURITIES
                                                        UNDERLYING    ALL OTHER
        NAME AND                  SALARY       BONUS     OPTIONS    COMPENSATION
   PRINCIPAL POSITION     YEAR     ($)          ($)        (#)           ($)
------------------------  ----  ----------  ----------  ----------  ------------
JON R. LATORELLA          2002   50,100(1)       --         --         13,200(3)
President and             2001   48,850(1)       --         --         13,200(3)
Chief Executive Officer   2000  127,462(1)  275,000(2)      --         13,200(3)

ROBERT A. GODDARD(4)      2002  123,658          --         --          8,079(5)
Chief Financial Officer,  2001  123,802          --         --          8,079(5)
Treasurer and Secretary   2000  125,000     125,000(2)      --          6,384(5)


(1) Mr. Latorella elected to reduce his annual salary to $50,000 in September of 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary to his pre-reduction salary of $150,000 per annum. Notwithstanding the Board's vote, Mr. Latorella decided to forego the increase and, as a result, his salary was not restored to the pre-reduced level in 2002.

(2) On January 3, 2000 the Board of Directors approved, and we made, a term loan to Mr. Latorella in the amount of $275,000, and a loan to Mr. Goddard in the amount of $125,000. The loans included certain cancellation features if Mr. Latoralla and Mr. Goddard, as applicable, remained employed by us through January 3, 2003. The loans were intended to deter Messrs. Latorella and Goddard from terminating their services for us as well as to provide executive compensation. As both Messrs. Latorella and Goddard remained employed with us as of January 3, 2003, these loans have been forgiven, and certain tax equalization payments are anticipated to be made to them in 2004.

(3) Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,100 per month to Mr. Latorella.

(4) Mr. Goddard ceased employment with Company on March 31, 2003. As part of his severance arrangement, Mr. Goddard will receive three months' salary and benefits and has been issued a ten year option to purchase 250,000 shares of Class A Voting Common Stock with an exercise price of $0.15 per share.

(5) Mr. Goddard received a monthly automobile allowance of $523 and a fuel allowance as part of his compensation.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2002, we had 54,850,292 shares of Class A Voting Common Stock and 68,640,726 shares of Class B Non-voting Common Stock issued and outstanding. The table on the following page sets forth certain information known to us with respect to the beneficial ownership of our Class A Voting Common Stock and Class B Non-voting Common Stock on December 31, 2002, by:

     o    each of our directors;
     o    each of our executive officers;
     o each person known to us to beneficially own more than 5% of either class of our common stock; and
     o    all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock underlying options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after the effective date of the offering are deemed outstanding, while such shares are not deemed outstanding for computing percentage ownership of any other person. For the purpose of this table, "Class A Stock" refers to our Class A Voting Common Stock and "Class B Stock" refers to our Class B Non-voting Common Stock. To our knowledge, except as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Each of our directors and executive officers can be contacted at 100 Cummings Center, Suite 235M, Beverly, Massachusetts 01915.

                         CLASS A VOTING COMMON STOCK          CLASS B NON-VOTING COMMON STOCK
                       -------------------------------        -------------------------------
                        NUMBER OF SHARES    PERCENTAGE         NUMBER OF SHARES    PERCENTAGE
BENEFICIAL OWNER       BENEFICIALLY OWNED   OF SHARES         BENEFICIALLY OWNED   OF SHARES
--------------------   ------------------   ----------        ------------------   ----------
DIRECTORS
   JON R. LATORELLA       27,690,500(1)        41.3%                   --                *
   SONIA P. BEJJANI        2,000,000(2)         2.9%                   --                *
   THOMAS GARLOCK          1,577,838(3)         2.3%                386,670(4)           *
   JOHN P. HOULIHAN          550,000(5)         1.0%              2,360,000(6)         3.4%
   ROBERT KITE                  --                *                 250,000(7)           *
   GERARD SCALLEY               --                *                  35,000(8)           *
   RICHARD B. YULES             --                *                  35,000(9)           *

OFFICERS
   ROBERT A. GODDARD       1,000,000(10)        1.5%                   --                *

5% STOCKHOLDERS
   GREGORY LINDAE            700,000(11)        1.0%              6,300,000(12)        9.0%
   P.O. Box 9062
   Truckee, CA 96162

All directors and         32,818,338(13)       46.1%              2,816,670(14)        4.0%
executive officers
as a group (7 persons)

---------------------------
* Less than one percent of outstanding shares.

(1) Includes 190,000 shares issuable upon exercise of a fully vested stock option, with an exercise price of $0.22 per share.

(2) Consists of the vested portion (2,000,000 shares) of an option to purchase 2,500,000 shares with an exercise price of $0.20 per share. The balance of that option (500,000 shares) vested on January 3, 2003.

(3) Includes (i) 543,118 shares held by the Kenai River Trust, over which Mr. Garlock has voting and dispositional authority; and (ii) includes 1,034,720 shares issuable upon exercise of fully vested stock options, with a weighted average exercise price of $0.20 per share.

(4) Consists of (i) 386,670 shares issuable upon exercise of immediately exercisable warrants with an exercise price of $0.15 per share, and (ii) options to purchase 35,000 shares with an exercise price of $0.15 per share pursuant to a warrant granted on under our Non-employee Directors Stock Option Policy. Does not include warrants to purchase 35,000 shares, with an exercise price of $0.15 per share, issued pursuant to the Non-employee Directors' Stock Option Policy on March 28, 2003.

(5) Includes 75,000 shares held by the Houlihan Trust, over which Mr. Houlihan has voting and dispositional authority. Also includes 75,000 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $0.20 per share.

(6) Includes (i) 425,000 shares held by the Houlihan Trust, over which Mr. Houlihan has voting and dispositional authority; (ii) 66,667 shares held by Failte Investments, over which Mr. Houlihan has voting and dispositional authority; and (iii) warrants to purchase 35,000 shares with an exercise price of $0.15 per share granted under our Non-employee Directors Stock Option Policy. Does not include warrants to purchase 35,000 shares, with an exercise price of $0.15 per share, issued pursuant to the Non-employee Directors' Stock Option Policy on March 28, 2003.

(7) Includes fully vested and immediately exercisable warrants to purchase 250,000 shares with an exercise price of $0.22 per share issued in December 2002. Does not include warrants to purchase 35,000 shares, with an exercise price of $0.15 per share, issued pursuant to the Non-employee Directors' Stock Option Policy on March 28, 2003.

(8) Includes 35,000 shares issuable upon the exercise of warrants with an exercise price of $0.22 per share. The warrants were issued on August 27, 2002 pursuant to our Non-employee Directors Stock Option Policy.

(9) Includes 35,000 shares issuable upon the exercise of warrants with an exercise price of $0.22 per share. The warrants were issued on August 27, 2002 pursuant to our Non-employee Directors Stock Option Policy. Dr. Yules resigned from the Board of Directors in March 2003.

(10) Includes 1,000,000 shares issuable upon exercise of a fully vested stock option with an exercise price of $0.20 per share. Mr. Goddard's employment with the Company terminated on March 28, 2003. Pursuant to our severance agreement with Mr. Goddard, these options will be forfeited, and Mr. Goddard will be issued a ten year option to purchase 250,000 shares of Class A Voting Common Stock with an exercise price of $0.15 per share in lieu of that option.

(11) Includes 564,840 shares issuable upon the exercise of fully vested options with an exercise price of $0.20 per share.

(12) Includes (i) 500,000 shares issuable upon the exercise of immediately exercisable warrants with an exercise price of $0.10 per share, and (ii) 1,177,680 shares issuable upon the exercise of immediately exercisable warrants with an exercise price of $0.15 per share.

(13) Includes 4,299,720 shares issuable upon the exercise of convertible securities.

(14) Includes 491,670 shares issuable upon the exercise of warrants.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 17, 2002, the Board of Directors adopted our Interested Parties Transaction Policy, pursuant to which the Company will not enter into any agreement, arrangement or understanding with any director, officer, or 5% or greater stockholder of unless (I) the terms of such agreement, arrangement or understanding are consistent with the terms of equivalent agreements or arrangements that the Company could obtain from third parties; and (II) the agreement, arrangement or understanding is fair to the Company.

JON R. LATORELLA

     Mr. Latorella is our President and Chief Executive Officer and is Chairman of our Board of Directors.

     INCENTIVE LOAN

     On January 3, 2000, the Board of Directors approved, and we made, a term loan to Mr. Latorella for $275,000, which we refer to as Mr. Latorella's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Latorella for services rendered in conjunction with the development and launch of our LocatePLUS(TM) product and to deter Mr. Latorella from terminating his employment with us. The loan was evidenced by a promissory note, pursuant to which interest on the loan is computed at an annual rate equal to the 90-day Treasury Bill Rate.

     In the event of a change of control of LocatePLUS Holdings Corporation (E.G., a sale of all or substantially all of our assets or a transaction or series of transactions in which more than 50% of our voting equity is sold or otherwise transferred) or in the event that, as of January 3, 2003, Mr. Latorella is:

     o    still employed by us; or

     o    an independent contractor for us; or

     o    a member of our Board of Directors,

then the obligations and debt evidenced by the notes shall be immediately and without further action by either party canceled. In the event that the note is canceled pursuant to the above clauses, we will make a tax equalization payment to Mr. Latorella.

     The principal and accrued interest on this note are due and payable in one lump sum on January 3, 2010, unless we have inadequate funds to satisfy our obligations as they generally become due, in which case the principal and accrued interest will be immediately due and payable. The Company amortized this loan assuming its cancellation as of January 3, 2003.

     As Mr. Latorella was employed by us on January 3, 2003, this loan has been forgiven by its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment to Mr. Latorella in 2004 in the amount of approximately $147,427.

     TEMPORARY SALARY WAIVER

     Mr. Latorella elected to reduce his annual salary to $50,000 in September 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary prospectively to its pre-reduction level of $150,000 per annum. However, Mr. Latorella decided to forego the increase and as such his salary was not restored to the pre-reduced level in 2002.

     INCENTIVE STOCK OPTION

     Mr. Latorella was granted a fully vested incentive stock option to purchase 190,000 shares of Class A Voting Common Stock on November 16, 1999, with an exercise price of $0.22 per share in consideration for services rendered. This option expires on November 16, 2004.

     USE OF COMPANY CARS.

     Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,100 per month to Mr. Latorella.

ROBERT A. GODDARD

     Mr. Goddard is our Chief Financial Officer. Mr. Goddard ceased his employment with the Company on March 31, 2003.

     INCENTIVE LOAN

     On January 3, 2000, the Board of Directors approved, and we made, a term loan to Mr. Goddard for $125,000, which we refer to as Mr. Goddard's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Goddard for services rendered in conjunction with the development and launch of the LocatePLUS(TM) product and to deter Mr. Goddard from terminating his employment with us. In the event of a change of control of LocatePLUS Holdings Corporation (E.G., a sale of all or substantially all of our assets or a transaction or series of transactions in which more than 50% of our voting equity is sold or otherwise transferred) or in the event that, as of January 3, 2003, Mr. Goddard is:
     o    still employed by us; or
     o    an independent contractor for us; or
     o    a member of our Board of Directors,

then the obligations and debt evidenced by the notes shall be immediately and without further action by either party be canceled. In the event that the note is canceled pursuant to the above clauses, we will make a tax equalization payment to Mr. Goddard.

     The loan was evidenced by a promissory note, pursuant to which interest on the loan is computed at an annual rate equal to the 90-day Treasury Bill Rate. The principal and accrued interest on this note are due and payable in one lump sum on January 3, 2010, unless we have inadequate funds to satisfy our obligations as they generally become due, in which case the principal and accrued interest will be immediately due and payable. We have amortized this loan assuming its cancellation as of January 3, 2003.

     As Mr. Goddard was employed by us on January 3, 2003, this loan has been forgiven by its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment in 2004 to Mr. Goddard in the amount of approximately $67,012.

     STOCK OPTION

     Mr. Goddard was issued an option to purchase 1,000,000 shares of Class A Voting Common Stock on November 16, 1999, with an exercise price of $0.20 per share in conjunction with our retention of him. This option was fully vested, and it expires on November 16, 2009. In connection with a severance agreement that we entered into with Mr. Goddard, that option has been cancelled, and we issued, in lieu of that option, a ten year non-qualified stock option to purchase 250,000 shares of our Class A Voting Common Stock with an exercise price of $0.15 per share.

THOMAS GARLOCK

     Mr. Garlock is a member of our Board of Directors.

     CASH PAYMENTS FOR SERVICES RENDERED

     We paid Mr. Garlock $228,992 in 2001 and $223,795 in 2000 for strategic consulting and investor relations services (including acting as our transfer agent). We have no formal agreement with Mr. Garlock with respect to Mr. Garlock's services.

     EQUITY COMPENSATION FOR SERVICES RENDERED

     Mr. Garlock was also issued options under our equity compensation plan to purchase an aggregate of 1,034,720 shares of Class A Voting Stock (with an average exercise price of $0.31), of which options to purchase 836,112 were granted in November 1999, options to purchase 38,067 were granted in June 2001, and options to purchase 160,541 were granted in 2002 in consideration for his strategic advisory and shareholder relations services.

     In consideration service as a member of our Board of Directors and for strategic advisory and shareholder relations services rendered for us, we also issued warrants to purchase 386,670 shares of our Class B Non-voting Common Stock to Mr. Garlock of which options to purchase 324,581 were granted in December 2001, and options to purchase 62,089 were granted in February 2002. These ten-year warrants have an exercise price of $0.15 per share.

     NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

     On February 1, 2002, Mr. Garlock was issued an option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On March 28, 2003, Mr. Garlock was issued an additional option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy.

JOHN HOULIHAN

     Mr. Houlihan is a member of our Board of Directors.

     DEBT FINANCING OF LOCATEPLUS HOLDINGS CORPORATION

     On March 7, 2001, we borrowed $15,000 from Mr. Houlihan pursuant to a promissory note providing for an interest rate of 12% per annum. The interest on this loan was paid on April 26, 2001. On that date, the principal on this loan was exchanged for 150,000 shares of Class B Non-voting Common Stock.

     In conjunction with this note, we also issued to Mr. Houlihan a warrant to purchase shares of our capital stock. This warrant currently permits Mr. Houlihan to purchase 75,000 shares of our Class A Voting Common Stock for $0.20 per share.

     NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

     On February 1, 2002, Mr. Houlihan was issued an option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On March 28, 2003, Mr. Houlihan was issued an additional option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy.

GERARD SCALLEY

     Mr. Scalley is a member of our Board of Directors.

     NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

     On August 27, 2002, Mr. Scalley was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.22 per share pursuant to our Non-employee Directors Stock Option Policy.

ROBERT KITE

     Mr. Kite is member of our Board of Directors. Mr. Kite was appointed to the Board in December 2002.

     DEBT FINANCING OF LOCATEPLUS HOLDINGS CORPORATION

     On March 7, 2001, we borrowed $250,000 from Mr. Kite pursuant to a promissory note providing for an interest rate of 10% per annum payable monthly. In conjunction with this note, we also issued to Mr. Kite a warrant to purchase shares of our capital stock. This warrant currently permits Mr. Kite to purchase 250,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share.

     NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

     On March 31, 2003, Mr. Kite was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy.

THOMAS MURPHY

     Mr. Murphy is member of our Board of Directors. Mr. Murphy joined the Board on March 28, 2003.

     BROKERAGE FEES PAID TO OFTRING & COMPANY, INC.

     Mr. Murphy is a Vice President at Oftring & Company, Inc., the underwriter of our initial public offering. In connection certain private offerings prior to or Initial Public Offering, we issued a five year warrant to purchase 300,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.30 per share. Oftring has also been paid $166,000 in fees by us during 2002 for services as a placement agent in connection with the Initial Public Offering.

DR. RICHARD B. YULES

     Dr. Yules is a former member of our Board of Directors. Dr. Yules resigned from our Board of Directors on March 12, 2003.

     NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

     On August 27, 2002, Dr. Yules was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.22 per share pursuant to our Non-employee Directors Stock Option Policy.

GREGORY LINDAE

     Mr. Gregory Lindae was a member of our Board of Directors until he resigned on April 12, 2001. Mr. Lindae and his wholly-owned corporation, Castlerock Ventures, provided a variety of public relations and investment banking services for us, and worked with our sales force in connection with the launch of our LocatePLUS(TM) product in California.

     CASH PAYMENTS FOR SERVICES RENDERED

     In 1999, Mr. Lindae was paid $4,310 and Castlerock Ventures was paid $39,300. We had no formal agreement with respect to the payment of these amounts. In 2000, we employed Mr. Lindae, and he was paid $85,000 for his services. Mr. Lindae ceased his services as an employee in early 2001.

     EQUITY COMPENSATION FOR SERVICES RENDERED

     On November 11, 1999, we issued a non-qualified stock option to purchase 445,736 shares of our Class A Voting Common Stock under our equity compensation plan to Mr. Lindae for services as a member of our Board of Directors. This option had an exercise price of $0.20 per share.

     In June 2001, we granted options to Mr. Lindae to purchase 119,104 shares of our Class A Voting Common Stock for $0.20 per share for strategic advisory, investment banking and public relations services rendered by Mr. Lindae.

     On January 31, 2002, we issued a ten-year warrant to Mr. Lindae to purchase 1,177,680 shares of our Class B Non-voting Common Stock for $0.15 per share for strategic advisory, investment banking and public relations services rendered by him.

     DEBT FINANCING OF LOCATEPLUS HOLDINGS CORPORATION

     In January 2001, in exchange for a loan from Mr. Lindae in the amount of $200,000, we issued a convertible secured promissory note to him. The interest rate on this note was 18% per annum for the first thirty days, and changed to 25% per annum, compounded quarterly. On September 10, 2001, this note and its associated accrued interest was exchanged for 2,999,600 shares of Class B Non-voting Common Stock. In connection with this loan, we also issued to Mr. Lindae a ten-year warrant, which, as modified by our agreement with Mr. Lindae, allows him to purchase 500,000 shares of our Class B Non-voting Common Stock at $0.10 per share.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

REPORTS OF FORM 8-K

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

     On January 13, 2003, we filed a Form 8-K announcing our audit committee dismissed our former accountants, PricewaterhouseCoopers LLP ("PwC") as our independent accountants for the year ending December 31, 2002 and engaged Carlin, Charron & Rosen, LLP ("Carlin"). That filing was amended on January 24, 2003 to include PWC's response.

     On March 17, 2003 we filed a Form 8-K announcing the resignation of Dr. Yules on March 12, 2003 from our Board of Directors.

EXHIBITS

     3.1 Second Amended and Restated Certificate of Incorporation of LocatePLUS Holdings Corporation, as filed with the Secretary of State of the State of Delaware on March 19, 2002.(1)
     3.2   By-Laws of LocatePLUS Holdings Corporation.(1)
     4.1 Warrant and Unit Agreement by and between LocatePLUS Holdings Corporation and Transfer Online, Inc., dated March 22, 2002.(1)

     4.2   Form of Warrant Certificate.(2)
     4.3   Form of Unit Certificate.(2)
     4.4   Form of Class A Voting Common Stock Certificate.(2)
     4.5   Form of Class B Non-voting Common Stock Certificate.(2)
     4.6 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class A Voting Common Stock).(1)
     4.7 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class B Non-voting Common Stock).(2)
     4.8   Form of Convertible Subordinated Promissory Note ("Bridge Note").(1)
     4.9   Form of Detachable Warrant Agreement ("Bridge Warrant").(1)
     4.10  $10,000 Convertible Promissory Note, dated March 9, 2001.(1)
     4.11  Amended Form of Warrant Certificate.(3)
     4.12 Amended and Restated Warrant and Unit Agreement by and between LocatePLUS Holdings Corporation and Transfer Online, Inc., dated June 20, 2002.(3)
     4.13 Amendment to $10,000 Convertible Promissory Note, dated July 23, 2002.(3)
     10.1 Master Lease Agreement between Cummings Properties, Inc. and Worldwide Information, Inc., dated November 20, 1999.(1)
     10.2 Database License Agreement between Worldwide Information, Inc. and TransUnion Corporation, undated.(4)(*)
     10.3 Database License Agreement between LocatePLUS.com, Inc. and Hogan Information Services Co., dated November 27, 2001.(4)(*)
     10.4 License Agreement between Worldwide Information, Inc. and First American Real Estate Solutions, LLC, dated March 31, 1999.(4)(*)
     10.5 Channel Partner Agreement between LocatePLUS Holdings Corporation and Intellicorp LTD, dated September 1, 2001.(3)
     10.6 Letter Agreement between LocatePLUS Holdings Corporation and Intellicorp LTD, dated December 19, 2001. (1)
     10.7  Secured Note, dated June 1, 2001.(1)
     10.8 $750,000 Loan Agreement between LocatePLUS Holdings Corporation and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.9 Security Agreement between LocatePLUS Holdings Corporation and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.10 Pledge Agreement between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.11 Mortgage between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.12 Guaranty Agreement, between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.13 $175,000 Ten Year Term Promissory Note, made by Jon R. Latorella, dated January 3, 2000.(2)
     10.14 $100,000 Ten Year Term Promissory Note, made by Jon R. Latorella, dated January 3, 2000.(2)
     10.15 $125,000 Ten Year Term Promissory Note, made by Robert A. Goddard, dated January 3, 2000.(2)
     10.16 $750,000 Promissory Note, made by LocatePLUS Holdings Corporation, dated June 4, 2002.(2)
     10.17 Amendment to $750,000 Promissory Note, dated August 30, 2002.(5)
     21.1  Subsidiaries of LocatePLUS Holdings Corporation.(1)
     23.4  Consent of Carlin, Charron & Rosen, LLP.

(1) Filed as an Exhibit to Form SB-2, filed with the Securities and Exchange Commission on March 28, 2002 (Registration No. 333-85154).
(2) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-85154).
(3) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on July 24, 2002 (Registration No. 333-85154).
(4) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on August 5, 2002 (Registration No. 333-85154).
(5) Filed as Exhibit to Form SB-2/A (post-effective amendment), filed with the Securities and Exchange Commission on September 10, 2002 (Registration No. 333-85154).
(*)  Subject to a request for confidential treatment.

ITEM 14 - CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. Mr. Fields, in his capacity as Interim Chief Financial Officer, concurred with this conclusion.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LOCATEPLUS HOLDINGS CORPORATION


                                       By: /s/ Jon R. Latorella
                                           -------------------------------------
                                           Jon R. Latorella,
                                           President and Chief Executive Officer

                                           March 31, 2003

I, JON A. LATORELLA, certify that:

1. I have reviewed this annual report on Form 10-KSB of LocatePlus Holdings Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     (A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Jon R. Latorella
                                           -------------------------------------
                                           Jon R. Latorella
                                           President and Chief Executive Officer

                                           March 31, 2003

I, JAMES C. FIELDS, certify that:

1. I have reviewed this annual report on Form 10-KSB of LocatePlus Holdings Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     (A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ James C. Fields
                                                -------------------------------
                                                James C. Fields
                                                Interim Chief Financial Officer

                                                March 31, 2003

                                      * * *


     In connection with the Annual Report of the Company on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

            1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                          /s/ Jon R. Latorella
                                          ----------------------------------
                                          Jon R. Latorella
                                          President and Chief Executive Officer
                                          March 31, 2003



                                          /s/ James C. Fields
                                          ----------------------------------
                                          James C. Fields
                                          Interim Chief Financial Officer
                                          March 31, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of LocatePLUS Holdings Corporation:
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation as of December 31, 2002, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2002 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ CARLIN, CHARRON & ROSEN LLP
Worcester, Massachusetts



March 24, 2003

                         LOCATEPLUS HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

ASSETS
Current assets:
  Cash and cash equivalents                                        $  1,661,213
  Accounts receivable, trade - net                                      269,566
  Prepaid expenses and other current assets                             375,966
  Notes receivable                                                    1,231,474
                                                                   ------------

      Total current assets                                            3,538,219

Property and equipment, net                                           1,301,468
Security deposits                                                        97,748
Notes receivable - related parties, net                                   9,722
                                                                   ------------
      Total assets                                                 $  4,947,157
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                    $    293,900
  Accounts payable                                                    1,177,014
  Accrued expenses                                                      433,942
  Deferred revenue                                                      124,459
  Current portion of capital lease obligation                           142,172
  Note payable - related party                                          211,867
  Convertible notes payable                                              10,000
                                                                   -------------
      Total current liabilities                                       2,393,354

Capital lease obligation, net of current portion                        202,222
                                                                   -------------
      Total liabilities                                               2,595,576
                                                                   -------------

Stockholders' equity:
  Class A common stock, $0.01 par value; 150,000,000
    shares authorized; 54,850,292 shares issued and
    outstanding at December 31, 2002                                    548,503
  Class B common stock, $0.01 par value, 250,000,000
    shares authorized; 68,640,726 shares issued and
    outstanding at December 31, 2002                                    686,407
  Additional paid-in capital                                         17,749,748
  Warrants                                                            1,824,833
  Common stock subscriptions receivable                                (174,908)
  Accumulated deficit                                               (18,283,002)
                                                                   ------------
      Total stockholders' equity                                      2,351,581
                                                                   ------------
      Total liabilities and stockholders' equity                   $  4,947,157
                                                                   ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Revenues:
   Information Sales
     - CD Rom                                       $    345,003   $    268,701
     - Online                                          1,471,188        752,109
     - Wireless                                            1,980            --
     - Channel Partner                                    32,284            --
   Engineering Services                                   53,333        388,187
                                                    ------------   ------------
   Total revenues                                      1,903,788      1,408,997
                                                    ------------   ------------

Costs and expenses:
   Costs of revenues
      CD Rom                                              90,397         96,561
      Online and Channel Partner                       1,217,809        986,240
      Engineering                                          9,297         49,347
      Wireless                                             1,100            --
   Selling and marketing                               1,001,529        799,486
   General and administrative                          3,257,546      3,317,128
                                                    ------------   ------------
      Total operating expenses                         5,577,678      5,248,762
                                                    ------------   ------------

Operating loss                                        (3,673,890)    (3,839,765)

Other income (expense):
   Interest income                                        53,835         67,768
   Interest expense                                     (397,674)      (590,970)

   Other income                                           21,122          6,712
                                                    ------------   ------------
Net loss                                            $ (3,996,607)  $ (4,356,255)
                                                    ============   ============

Basic and diluted net loss per share                $      (0.04)  $      (0.04)

Shares used in computing basic and diluted
  net loss per share                                 111,798,301     99,613,673


See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     CLASS A              CLASS B          ADDITIONAL                COMMON STOCK
                                                   COMMON STOCK         COMMON STOCK        PAID-IN                  SUBSCRIPTIONS
                                                SHARES      AMOUNT   SHARES      AMOUNT     CAPITAL      WARRANTS      RECEIVABLE
                                              -----------------------------------------------------------------------------------
Balance at December 31, 2000                  53,108,580   $531,086      --       $  --     $8,846,452    $126,732     $    --

Issuance of detachable warrants to
 purchase common stock in conjunction
 with convertible debt                                                                                     126,541

Issuance of options to purchase common
 stock in  exchange for services                                                               101,488

Beneficial conversion feature on
 convertible debt                                                                              293,912

Issuance of common stock at $0.10 per share,
 net of issuance costs of $1,750                                     30,209,121   302,091    2,717,071                   (4,500)

Issuance of common stock in exchange
 for services                                                            75,000       750        6,750

Issuance of common stock at $0.15 per share,
 net of issuance costs of $22,626                                    12,307,836   123,078    1,700,472

Issuance of warrants to purchase common
 stock in exchange for services                                                                            294,721

Exchange of convertible notes payable to
 related party plus accrued interest at
 $0.075 per share                                                     2,996,000    29,960      269,640

Exchange of convertible notes payable
 plus accrued interest at $0.10 per share                             2,672,430    26,724      240,519

Exchange of convertible notes payable plus
 accrued interest at $0.15 per share                                    266,667     2,667       37,333

Net loss
                                              ---------------------------------------------------------------------------------
Balance at December 31, 2001                  53,108,580    531,086  48,527,054   485,270   14,213,637     547,994       (4,500)

Payment of stock subscription receivable                                                                                  4,500

Issuance of common stock at $0.15 per share,
 net of issuance costs of $28,478                                     8,113,672    81,137    1,107,436

Issuance of warrants to purchase common
 stock in exchange for services                                                                            236,177

Issuance of Units at $0.30 per unit net
 of $590,662 issuance cost                                           12,000,000   120,000    1,929,338     960,000     (174,908)

Exchange of convertible notes payable
 plus accrued interest at $0.22 per share      1,681,712     16,817                            386,794

Exercise of detachable warrants                   60,000        600                              8,040

Beneficial conversion feature on
 convertible debt                                                                              104,503

Issuance of detachable warrants to
 purchase common stock in conjunction with
 debt and lease financing                                                                                   80,662

Net loss
                                              ---------------------------------------------------------------------------------
Balance at December 31, 2002                  54,850,292   $548,503  68,640,726  $686,407  $17,749,748  $1,824,833    $(174,908)
                                              =================================================================================

                                                               TOTAL
                                                ACCUMULATED  STOCKHOLDERS'
                                                  DEFICIT       EQUITY
                                              ---------------------------
Balance at December 31, 2000                    $(9,930,140)   $(425,870)

Issuance of detachable warrants to
 purchase common stock in conjunction
 with convertible debt                                           126,541

Issuance of options to purchase common
 stock in  exchange for services                                 101,488

Beneficial conversion feature on
 convertible debt                                                293,912

Issuance of common stock at $0.10 per share,
 net of issuance costs of $1,750                               3,014,662

Issuance of common stock in exchange
 for services                                                      7,500

Issuance of common stock at $0.15 per share,
 net of issuance costs of $22,626                              1,823,550

Issuance of warrants to purchase common
 stock in exchange for services                                  294,721

Exchange of convertible notes payable to
 related party plus accrued interest at
 $0.075 per share                                                299,600

Exchange of convertible notes payable
 plus accrued interest at $0.10 per share                        267,243

Exchange of convertible notes payable plus
 accrued interest at $0.15 per share                              40,000

Net loss                                         (4,356,255)  (4,356,255)
                                              ---------------------------
Balance at December 31, 2001                    (14,286,395)   1,487,092

Payment of stock subscription receivable                           4,500

Issuance of common stock at $0.15 per share,
 net of issuance costs of $28,478                              1,188,573

Issuance of warrants to purchase common
 stock in exchange for services                                  236,177

Issuance of Units at $0.30 per unit net
 of $590,662 issuance cost                                     2,834,430

Exchange of convertible notes payable
 plus accrued interest at $0.22 per share                        403,611

Exercise of detachable warrants                                    8,640

Beneficial conversion feature on
 convertible debt                                                104,503

Issuance of detachable warrants to
 purchase common stock in conjunction with
 debt and lease financing                                         80,662

Net loss                                         (3,996,607)  (3,996,607)
                                              ---------------------------
Balance at December 31, 2002                   $(18,283,002)  $2,351,581
                                              ===========================

See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2002           2001
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (3,996,607)  $ (4,356,255)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization of property and equipment                          475,542        421,542
     Provision for doubtful accounts                                                   32,180             --
     Interest on convertible debt converted into common stock                              --         26,943
     Interest expense related to warrants issued with debt                              4,020        126,541
     Interest expense related to beneficial conversion features                       104,503        293,912
     Interest expense recorded on mandatorily convertible debt                         40,773         45,863
     Loss on sale  of property and equipment                                               --          4,940
     Amortization of notes receivable from related parties                            133,334        133,333
     Expense recorded upon exchange of convertible notes
      payable to a related party                                                           --         74,900
     Expense recorded for fair value of common stock issued for services                   --          7,500
     Expense recorded for fair value of options and warrants issued for services      238,603        396,209
     Changes in assets and liabilities:
       Accounts receivable                                                           (148,156)       (62,431)
       Prepaid expenses and other assets                                             (154,432)      (111,924)
       Security deposits                                                               50,488        (15,847)
       Accounts payable                                                               115,678       (165,246)
       Accrued expenses                                                               101,550        141,317
       Deferred revenue                                                              (145,545)       (49,189)
                                                                                 ------------   ------------
                    Net cash used in operating activities                          (3,148,069)    (3,087,892)
                                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayment of purchased notes receivable                              1,018,525             --
     Purchase of notes receivable                                                  (1,250,000)    (1,000,000)
     Purchases of property and equipment                                             (150,636)      (310,167)
     Proceeds from sale of property and equipment                                          --         12,000
                                                                                 ------------   ------------
                    Net cash used in investing activities                            (382,111)    (1,298,167)
                                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of cash overdraft                                                             --        (16,395)
     Repayment of debt                                                               (600,000)       (30,000)
     Proceeds from issuance of debt                                                 1,382,900        551,000
     Payments of obligation under capital lease                                      (169,514)       (40,894)
     Proceeds from issuance of common stock and collection of stock
              subscriptions receivable, net of issuance costs                       3,662,143      4,838,212
                                                                                 ------------   ------------
                    Net cash provided by financing activities                       4,275,529      5,301,923
                                                                                 ------------   ------------

Net increase in cash and cash equivalents                                             745,349        915,864

Cash and cash equivalents, beginning of period                                        915,864             --
                                                                                 ------------   ------------
Cash and cash equivalents, end of period                                         $  1,661,213   $    915,864
                                                                                 ============   ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                        $    144,215   $     97,711

Supplemental disclosure of non-cash investing and financing activities:
   Acquisition of property and equipment under capital leases                    $    211,436   $         --
   Exchange of convertible debt for common stock                                      312,000        505,000
   Relative fair value of detachable warrants issued in conjunction with
    convertible debt                                                                    4,020        126,541
   Value ascribed to beneficial conversion features on convertible debt               104,503        293,912
   Issuance of common stock for subscription receivable                               174,908          4,500
   Fair value of warrants issued in conjunction with prepaid legal                     26,687             --

See Independent Auditors Report and Notes to Consolidated Financial Statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. As part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. All intercompany accounts have been eliminated in consolidation.

         The Company provides access to public information such as bankruptcies, real estate transactions, motor vehicles, and drivers' licenses to commercial, private sector and law enforcement entities in the United States. In 1999 and prior periods, this information was delivered to customers on compact disks. In March 2000, the Company began providing information through the Internet and in 2002 began providing information through the use of handheld wireless devices.

         LIQUIDITY AND OPERATIONS
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial losses in each of the last two years, and at December 31, 2002 has a working capital deficit of approximately $1,200,000. In addition, the Company has incurred an accumulated deficit of approximately $18.2 million through December 31, 2002.

         The Company raised approximately $4,800,000 of equity during 2002. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs. Management believes the Company's current sources of liquidity, funding, and customer demand are adequate to sustain its current level of operations through the end of 2003. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this will require obtaining additional financing. Management plans to explore both debt and equity options, which the board of directors is willing to pursue.

         There can be no assurance, however that the Company's operations will be profitable or generate sufficient cash to fund the business in the future or that the Company will be able to obtain additional financing if needed. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH EQUIVALENTS
         The Company considers all money market funds, bank certificates of deposit, and short term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

         CONCENTRATION OF CREDIT RISK
         Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, notes receivable, and the notes receivable - related parties. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. The risk with respect to accounts receivable is minimized by the large number of customers comprising the Company's customer base, none of which are individually significant, and by their dispersion across many geographical regions. The Company generally does not require collateral, but evaluations of customers' credit and financial condition are performed periodically. The notes receivable - related parties are being amortized to expense as they will be completely forgiven in 2003.

         PROPERTY AND EQUIPMENT
         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method at rates sufficient to write off the cost of the assets over their estimated useful lives.

         INCOME TAXES
         The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The majority of the Company's deferred tax asset has been established for the expected future benefit of net operating tax loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         UNUSED SICK LEAVE
         Employees of the Company are entitled to paid sick days off, which may be accumulated indefinitely. Unused sick leave in the event of termination, however, is forfeited and is not reimbursable to the employee. It is impracticable to estimate the amount of compensation for such future absences and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the cost of sick time when actually paid to employees.

         REVENUE RECOGNITION
         The Company provides access to public information such as bankruptcies, real estate transactions and motor vehicles and drivers' licenses. The Company provides this information as an online service through its website, wirelessly to handheld wireless devices, via XML over the Internet to Channel Partners, or through licenses of the information on compact disks.

         The Company updates the information contained in compact disks (CDRoms) either quarterly or semi-annually. Revenue is recognized upon delivery to the customer of a compact disk, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured. In October 2002, the Company changed its method of selling compact disks. Prior to October, compact disks were sold with an upfront purchase of an annual supply of compact disks, with the purchase price allocated equally based on the number of compact disks to which the customer is entitled. Deferred revenue principally relates to undelivered compact disks. Subsequent to October, compact disks are sold individually. Customers may choose to have the disks automatically shipped and billed.

         Online customers are charged fees which vary based on the type of information requested. Revenue is recognized when the information requested is downloaded, there is evidence of an arrangement, the fees are fixed or determinable, and collectibility is reasonably assured.

         Wireless customers using LocatePlus Anywhere are charged a monthly subscription fee billed in arrears. Revenue is recognized on a monthly basis when there is evidence of an arrangement, the fees are fixed or determinable, and collectibility is reasonably assured.

         Channel partners are charged royalty fees, which vary based on the type of information requested. Revenue is recognized when the information requested is downloaded, there is evidence of an arrangement, the fees are fixed or determinable, and collectibility is reasonably assured.

         Engineering services in 2001 related to integration services provided to a third party database provider with whom the Company was to have an arrangement whereby the Company provided the third party access to the Company's database. This arrangement was not consummated and the third party paid the Company for software development services through the date of termination. Engineering services in 2002 relate to integration services provided to a third party database provider with whom the Company has an arrangement whereby the Company provides the third party access to the Company's database. Revenue is recognized over the term of the contract when there is evidence of an arrangement, the fees are fixed or determinable, and collectibility is reasonably assured.

         COSTS OF REVENUES AND SOFTWARE DEVELOPMENT COSTS
         Costs of revenues relating to CD Rom sales consist primarily of costs for data acquisition, materials and costs associated with compilation of compact disks, such as labor. Costs of revenues relating to online sales consist primarily of costs for license agreements related to data acquisition, software development and maintenance costs and costs associated with delivery of such services that include labor and depreciation.

         Software development costs are generally charged to operations as incurred, as they relate to ongoing maintenance of data and the Company's website. The Company evaluates certain software development costs for capitalization in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred relating to the Company's own personnel and outside consultants who are directly associated with software developed for internal use may be capitalized. Costs eligible for capitalization under SOP 98-1 have been immaterial to date.

         STOCK COMPENSATION PLANS
         The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provisions of statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black`Scholes option pricing method, and the calculated option value is recorded as an expense in the financial statements

         For purposes of providing pro forma disclosures for employee grants, the fair value of options was estimated at the date of grant using the minimum value option pricing method since all employee options were issued prior to the Company's Initial Public Offering of securities during the current year with the following weighted average assumptions:
                                                               2002      2001
                                                               ----      ----
         Expected life (years)                                   5         5
         Average risk-free interest rate                        2.8%      5.5%
         Volatility                                            0.00%     0.00%
         Dividend yield                                        0.00%     0.00%

         The weighted average fair value of options granted during 2002 and 2001 was .03 and .05 respectively. The Company recognizes forfeitures as they occur. Had the Company determined compensation expense for the Plan in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                               YEAR ENDED DECEMBER 31
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
         Net loss - reported                                 $(3,996,607)   $(4,356,255)
         Amortization of stock compensation expense             (100,407)       (79,337)
                                                             -----------    -----------
         Pro forma net loss                                  $(4,097,014)   $(4,435,592)
                                                             ===========    ===========
         Pro forma net loss per share - basic and diluted    $     (0.04)   $     (0.04)

         For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years since the pro forma expense includes only one year of option grants.

         EARNINGS PER SHARE
         Basic earnings per share is based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume the issuance of potential common shares that have an anti-dilutive effect. Diluted per share computations are not presented since the effect would be antidilutive.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECENT PRONOUNCEMENTS
         During 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement requires the Company to estimate the fair value of liabilities associated with asset retirement obligations. The associated asset retirement costs are to be capitalized as part of the carrying value of the long-lived asset and allocated to expense over the asset's useful life. The Company is currently evaluating the effects of this pronouncement.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force
         (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These costs include, but are not limited to, the following: (1) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is currently evaluating the effects of this pronouncement.

3.       ACCOUNTS RECEIVABLE, TRADE
         Trade accounts receivable are presented net of an allowance for doubtful collections of $41,078 at December 31, 2002. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.       NOTES RECEIVABLE

         RELATED PARTIES
         During 2000, the Company issued cash loans of $400,000 in exchange for promissory notes from certain officers. Although the notes were due January 3, 2010, in the event that, as of January 3, 2003, the officers were (i) still employed by the Company; (ii) an independent contractor of the Company; or (iii) a member of the Company's Board of Directors, then the obligations and debt evidenced by the notes would be canceled without further action by any party. In the event that the note is canceled pursuant to the conditions noted above, the Company agrees to pay to the officer, no later than two months after the end of the officer's applicable tax year in which such cancellation occurs, an amount in cash sufficient to fulfill the officer's tax liability attributable to the cancellation of the notes. As such, the Company has been expensing the principal of the notes on a monthly basis and in 2002 and 2001 recognized $133,000 each year of amortization expense on notes receivable from related parties. Additionally, the Company has accrued approximately $44,000 in 2002 and $57,000 in 2001 ($209,000 cumulative through December 31, 2002) relating to an estimate of the officers' tax liability expected to be reimbursed by the Company.

         UNRELATED PARTIES
         Demand promissory note receivable with an unrelated leasing company, with an 11% interest rate. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. Interest income on the note receivable was approximately $23,000 in 2002 and $58,000 in 2001 and the entire $81,000 is unpaid at December 31, 2002 which is included in prepaid expenses and other current assets. The remaining principal balance at December 31, 2002 was $1,095,000.

         Unsecured note payable with an unrelated entity. There is an oral agreement to advance up to $250,000 on this note. There is no business relationship between the Company and this entity or any officers or directors of either company, except that the Company is currently performing some administrative and bookkeeping services for the unrelated entity in exchange for approximately $1,000 per month. In 2002, the Company advanced a total of $250,000 to this unrelated entity in the form of cash and services. The remaining balance at December 31, 2002 was $136,474. There is no stated interest rate on these advances but the Company believes it is entitled to warrants that would allow it to buy stock in the unrelated entity; however, the terms and conditions of the warrants have yet to be agreed on.

5.       INVESTMENT

         During 2000, the Company entered into certain agreements, as amended, with a third party ("IntelliCorp") under which the Company invested cash of $500,000 in exchange for contingently convertible promissory notes. The Company reserved all amounts owed to it by IntelliCorp.

         On January 22, 2002 both parties agreed to the repayment of the $500,000 through an addendum to the Channel Partner Agreement signed in August 2001 between the parties. The addendum provides for a 75:25 sharing of revenues received by the third party resulting from this Channel Partner Agreement in favor of the Company. One third of proceeds remitted to the Company under this arrangement will be treated as repayment of the $500,000 plus accrued interest and the balance will be recorded as revenue. On full repayment of the $500,000 plus accrued interest, the revenue sharing arrangement will change to a 50:50 basis. Interest on the note ceased to accrue on January 21, 2002 in accordance with the arrangement. As of that date, interest receivable of $76,280 was due but not recorded as income. In 2002, the Company recognized $16,000, as partial repayment towards the $500,000, recorded as other income.

6.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2002, consists of the following:

         Equipment                                             $ 1,441,606
         Vehicles                                                  104,379
         Software                                                  155,907
         Furniture and fixtures                                    388,493
         Leasehold improvements                                    525,796
                                                               -----------
                                                                 2,616,181

         Less accumulated depreciation and amortization          1,314,713
                                                               -----------
         Property and equipment, net                           $ 1,301,468
                                                               ===========

         The carrying value of assets under capital leases was $536,933, net of amortization of $392,412 as of December 31, 2002.

         Depreciation and amortization expense was $475,542 and $421,542 for the years ended December 31, 2002 and 2001, respectively, which includes amortization expense on the equipment under capital lease of $163,532 and $136,088 for the years ended December 31, 2002 and 2001, respectively.

7.       ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31, 2002:

         Payroll and related taxes                             $   278,842
         Sales tax                                                  47,859
         Accounting, legal and professional fees                    50,000
         Interest                                                   20,000
         Other                                                      37,241
                                                               -----------
         Total                                                 $   433,942
                                                               ===========

8.       CONVERTIBLE DEBT AND NOTES PAYABLE

         MANDATORILY CONVERTIBLE DEBT
         During October, November and December 2000 and January 2001, the Company issued convertible subordinated notes with detachable warrants to purchase 156,000 shares of the Company's Class A Voting Common Stock for proceeds of $312,000. The notes paid interest at a rate of 14% per year, compounded semiannually on the unpaid balance of the principal amount until paid in full or converted. All outstanding principal and accrued unpaid interest was due and payable on the first to occur of: the fifth-year anniversary on various dates during 2005 and 2006, or the occurrence of an event of default as defined in the agreements to the notes.

         The notes were not convertible at the discretion of the holder. The entire outstanding principal amount of the notes and any accrued unpaid interest was to automatically convert into shares of Class A Voting Common Stock of the Company, upon the first to occur of: (i) the Company's initial public offering; (ii) the closing of at least a $5 million equity investment in the Company in an offering subsequent to the issuance of the convertible debt; or (iii) a transaction involving a change of control of the Company. The conversion price for the debt and warrants contained a beneficial conversion feature and was to be equal to: (i) 80% of the per share value of the common stock as determined by the Board of Directors of the Company, in good faith; or
         (ii) 80% of the value of the consideration offered to each stockholder for each share of the Company's common stock in the event of a change of control transaction, in which all or substantially all of the common stock of the Company is acquired or transferred.

         On October 12, 2002 the Company completed its initial public offering and as a result these notes were converted at $0.24 into 1,681,712 Class A Common Shares and the Company recorded $100,903 interest expense as a result of the beneficial conversion. In addition, all detachable warrants were exercised either through purchase or cashless conversion into 60,000 shares of Class A Common Stock.

         CONVERTIBLE NOTES PAYABLE
         Convertible promissory note, due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

         NOTES PAYABLE
         Between May and August 2002 the Company received $314,000 in cash by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes required repayment in one year from date of issuance. These note were repaid in October 2002.

         On June 4, 2002, the Company received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note collateralized by all of the Company's assets and a personal guarantee the Chief Executive Officer (including a pledge of five million shares of the Chief Executive

         Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage on certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. There is no business relationship between Gemstone and any of the Company's officers or directors, nor is there, to management's knowledge, any affiliation between Gemstone and any 5% or greater stockholder of the Company. As of October 2002, $600,000 had been repaid on this note, however the terms of this loan called for its repayment in full, including accrued interest, by the earlier of October 3, 2002 or two business days after the closing of the initial public offering. As such, the terms of the note were renegotiated and all accrued interest and principal were converted to a $285,000 demand note with interest payable at 42%.

         In addition, there are three small unsecured subordinated promissory notes outstanding at December 31, 2002 with simple interest at 10% per annum due June 1, 2003, that total $8,900.

9.       NOTE PAYABLE - RELATED PARTY

         In December 2002, the Company issued a note with detachable warrants payable to one of its current board members in exchange for $250,000 in cash. The note has a twelve-month term with interest at a rate of 10% per annum payable monthly. The detachable warrants were for the purchase of 250,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share. The warrants had a term of ten years and became exercisable upon issue.

         The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $41,599, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 4.1% average risk-free interest rate, a ten-year life and an underlying Class B Non-Voting Common Stock value of $0.22 per share.

10.      RELATED PARTY TRANSACTIONS

         Certain members of the Company's Board of Directors have performed consulting services for the Company. Expense relating to these services amounted to $303,892 in 2001 and was recorded as part of general and administrative expenses.

         In 2001, the Company granted options to purchase 119,104 shares of Class A Voting Common Stock at $0.20 per share for services rendered as a consultant to a former board member. The Company recorded expense of $21,645 associated with the options. On January 31, 2002, the Company granted a warrant to purchase 1,177,680 shares of Class B Non-voting Common Stock at $0.15 per share for consulting services rendered by the former board member and recorded expense of $161,026 associated with the warrants.

         In 2001 and 2002, the Company granted options to purchase 38,067 and 160,541shares of Class A Voting Common Stock, respectively, with an average exercise price of $0.20 and $.90 per share, respectively, and warrants to purchase 324,581 and 27,089 shares of Class B Non-voting Common Stock, respectively, at $0.15 per share in consideration for services rendered by a member of the Company's Board of Directors. The Company recorded expenses of $51,195 and $40,238, respectively, associated with these options and warrants. On February 1, 2002, the Company issued warrants to purchase a total of 70,000 shares of Class B Non-voting Common Stock to two directors of the Company and recorded expense of $9,569 associated with the warrants.

         The fair value of the options granted in 2001 to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock value of $0.20 per share.

         The fair value of the warrants granted in 2001 and 2002 to purchase shares of Class B Non-voting Common Stock was based on the Black-Scholes Model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class B Voting Common Stock value of $0.15 per share.

11.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES
         The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2005. Rent expense amounted to $493,701 and $494,466 for 2001 and 2002, respectively.

         Future minimum payments under non-cancelable operating leases are as follows:

         YEAR ENDING DECEMBER 31,
         2003                                                  $   530,419
         2004                                                      522,027
         2005                                                       87,005
                                                               -----------
         Total                                                 $ 1,139,451
                                                               -----------

         CAPITAL LEASES
         The Company acquired equipment under long-term capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases.

         The following is a schedule by years of future minimum lease payments under the capital leases, together with the net present value of the minimum lease payments at December 31, 2002.

         YEAR ENDING DECEMBER 31,

         2003                                                  $   193,662
         2004                                                      142,001
         2005                                                      105,081
         2006                                                        3,044
         2007                                                        1,268
                                                               -----------
                                                                   445,056
         Less: amounts representing interest and
                 executory costs                                  (100,662)
                                                               -----------
         Present value of future minimum lease payments            344,394

         Less: current portion of obligation under
                 capital lease                                     142,172
                                                               -----------
         Long-term obligation under capital lease              $   202,222
                                                               ===========

         LICENSE AGREEMENTS
         The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers. In 2001 and 2002, the Company recorded $648,500 and $665,366 respectively in costs related to these agreements. In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data. The Company is required to make minimum payments under these agreements as follows:

         YEAR ENDING DECEMBER 31,

         2003                                                    $ 813,125
         2004                                                      417,594
         2005                                                      347,156
                                                               -----------
                                                               $ 1,577,875
                                                               -----------

         The Company's operations depend upon information that includes public records. If material changes were to occur in federal or state laws regulating or prohibiting the distribution of public records, particularly credit header records, the Company's financial condition and results of operations could be materially affected. In the event that such a termination occurred, management believes it could acquire replacement data from other sources; however, such termination might have an adverse effect on the Company's operations.

         LEGAL PROCEEDINGS
         The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. There are no pending or known actions for which the amount of ultimate liability could have a material adverse effect on the Company's financial position or results of operations.

12.      INCOME TAXES

         Deferred tax assets consist of the following at December 31:

                                                                   2002
                                                               -----------
         Net operating loss carryforwards                      $ 5,851,000
         Depreciation and amortization                             342,350
         Bad debt reserve                                           16,600
         Investment loss                                           202,500
         Capitalized research and development                      644,000
         Other                                                      85,000
                                                               -----------
         Gross deferred tax assets                               7,141,450

         Valuation allowance                                   (7,141,450)
                                                               -----------
                                                               $       --
                                                               -----------

         The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

         At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $14,450,000. The federal and state net operating loss carryforwards expire through 2022.

         Certain substantial changes in the Company's ownership may occur. As a result, under the provisions of the Internal Revenue Code, the amount of net operating loss carryforwards available annually to offset future taxable income may be limited. The amount of this annual limitation is determined based upon the Company's value prior to the ownership changes taking place. Subsequent ownership changes could further affect the limitation in future years.

13.      COMMON STOCK

         DESCRIPTION OF COMMON STOCK
         On March 23, 2001, the Company amended its articles of incorporation wherein it renamed all the authorized 150,000,000 shares of common stock, par value $0.01 per share, Class A Voting Common Stock and authorized the issuance of 250,000,000 shares of Class B Non-voting Common Stock.

         Each Class A Voting Common stockholder is entitled to one vote for each share held on all matters submitted to a vote of stockholders. The holders of both classes of common stock are entitled to dividends on a pro rata basis, when-and-if declared by the Company's Board of Directors. Through December 31, 2002, no dividends have been declared or paid.

         On August 12, 2002, the Company commenced its initial public offering of securities (Registration No. 333-85154, effective August 12, 2002), pursuant to which the Company offered up 12,000,000 Units for $0.30 per Unit. Each Unit consisted of one share of Class B Non-voting Common Stock and a three year redeemable warrant to purchase one share of Class A Voting Common Stock with an exercise price of $0.50 per share. This offering was fully subscribed and as of December 31, 2002 all but $174,908 had been received.

         As of December 31, 2002, a total of 15,864,239 shares of Class A Voting Common Stock were reserved for issuance upon exercise of outstanding stock option and warrant agreements. As of December 31, 2002, 4,412,139 shares of Class B Non-voting Common Stock were reserved for issuance upon exercise of outstanding warrant agreements.

         STOCK OPTIONS AND WARRANTS
         In 2001, the Company issued warrants to purchase 137,500 shares of its Class A Voting Common Stock at a price of $0.20 per share in consideration for services rendered by third parties. The warrants vested fully on the date of grant and will expire on various dates through April 2011. The Company recorded general and administrative expense of $25,057 associated with these warrants. In October 2001, the Company canceled the warrants issued in November 2000 and issued warrants to purchase 138,663 shares of Class B Non-voting Common Stock, for an exercise price of $0.15 per share. The Company recorded expense of $18,851 related to these warrants.

         Also during 2001, the Company issued options to purchase 460,171 shares of Class A Voting Common Stock at $0.20 per share and warrants to purchase 1,779,634 shares of Class B Non-Voting Common Stock at $0.15 and $0.20 per share to third parties in exchange for services. The Company recorded expense of $90,945 and $242,450, respectively, associated with these options and warrants.

         In 2000 and 2001, the Company also issued warrants to purchase 156,000 shares of its Class A Voting Common Stock in conjunction with the issuance of $312,000 of convertible debt.

         During 2001, the Company issued warrants to purchase 970,000 shares of the Company's Class A Voting Common Stock in conjunction with the issuance of $545,000 of convertible debt.

         During 2001, the Company issued options to purchase 57,922 shares of Class A Voting Common Stock and warrants to purchase 62,500 shares of Class B Non-voting Common Stock to members of the Company's advisory board. The exercise price was $0.20 per share, the term was ten years, and these options and warrants were exercisable immediately upon issuance. The Company determined the fair value of the options and warrants to be $10,543 and $8,363, respectively, and recorded the amounts as compensation expense on the date of issuance.

         As of December 31, 2001, each of these options and warrants were outstanding and there were total of 763,500 and 2,480,797 options and warrants outside the Stock Plan for Class A Voting and Class B Non-Voting Stock respectively.

         During 2001, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock value of $0.20 per share.

         During 2001, the fair value of the warrants to purchase shares of Class
         B. Non-voting Common Stock was based on the Black-Scholes Model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class B Voting Common Stock value of $0.15 per share.

         During 2002, the Company issued options to purchase 261,739 shares of Class A Voting Common Stock at an average exercise price of $0.90 per share and warrants to purchase 1,304,158 shares of Class B Non-Voting Common Stock at an average exercise price of $0.15 per share to third parties in exchange for services. The Company recorded expense of $59,573 and $190,586, respectively, associated with these options and warrants.

         During 2002, the Company issued warrants to purchase 307,184 shares of Class B Non-Voting Common Stock at an average exercise price of $0.23 per share to third parties as part of financing arrangements. The Company will record interest expense of $51,549 over the life of the financing agreements associated with these warrants.

         During 2002, the Company issued warrants to purchase 250,000 shares of Class B Non-Voting Common Stock at an exercise price of $0.22 per share to third parties in exchange for legal services. The Company will record legal expense of $29,113 over the life of the contract associated with these warrants.

         During 2002, the Company issued 36,000 shares of Class A Common Stock for the exercise of warrants associated with manditorily convertible debt.

         During 2002, the Company issued 24,000 shares of Class A Common Stock for the cashless exercise of 120,000 warrants associated with manditorily convertible debt.

         During 2002, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock average value of $0.90 per share.

         During 2002, the fair value of the warrants to purchase shares of Class
         B. Non-voting Common Stock was based on the Black-Scholes Model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 4.4% average risk-free interest rate, a ten-year life and an underlying Class B Voting Common Stock average value of $0.18 per share.

         As of December 31, 2002, each of these options and warrants were outstanding and there were total of 869,239 and 4,412,139 options and warrants outside the Stock Plan for Class A Voting and Class B Non-Voting Stock respectively.

14.      STOCK OPTION PLAN

         On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the "Plan"). Under the terms of the Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the Plan. A maximum of 15,000,000 shares of Class A Voting Common Stock has been approved for issuance under the Plan of which 4,267,284 are available for grant at December 31, 2002. The options are not transferable except by will or domestic relations order.

         The Board of Directors determines the exercise price and vesting period of the options at the date of grant. The exercise price for incentive stock options shall not be less than 100% of the fair market value of the Company's stock on the date of grant. The option exercise period will not exceed ten years from the date of grant. The options are generally fully exercisable when issued to directors and consultants and exercisable 25% per year and continuing over four years for employees (based on continual employment). If a grantee owns stock representing more than 10% of the outstanding shares on the date such an incentive option is granted, the price shall be at least 110% of fair market value and the maximum term of the options will be five years. The following table presents activity under the Plan for the years ended December 31, 2002 and 2001:
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                            SHARES       PRICE
                                                         -----------     ------
         Outstanding at December 31, 2000                  6,579,623      0.20
         Issued                                            4,148,093      0.20
         Canceled                                          (125,000)      0.20
                                                         -----------
         Outstanding at December 31, 2001                 10,602,716      0.20

         Issued                                              300,000      0.25
         Canceled                                          (170,000)      0.20
                                                         -----------
         Outstanding at December 31, 2002                 10,732,716      0.20
                                                         ===========

         The following table summarizes information relating to options outstanding at December 31, 2002:

                       OPTIONS                               OPTIONS
                     OUTSTANDING                           EXERCISABLE
                                    WEIGHTED
                                    AVERAGE     WEIGHTED                WEIGHTED
         RANGE OF                  REMAINING    AVERAGE                 AVERAGE
         EXERCISE                 CONTRACTUAL   EXERCISE                EXERCISE
          PRICE         SHARES    LIFE (YEARS)   PRICE        SHARES     PRICE
       -----------   -----------  -----------   --------  -----------   --------
       $0.20-$0.25    10,652,716      7.51       $0.20      8,480,216    $0.20
          $0.30           80,000      8.01       $0.30         80,000    $0.30
                     -----------                          -----------
                      10,732,716      7.57       $0.20      8,560,216    $0.20
                     ===========                          ===========

15.      DEFINED CONTRIBUTION RETIREMENT PLAN

         The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may make discretionary matching contributions up to 1% of employee contributions. Company contributions vest ratably over a six-year period. Company matching contributions amounted to $2,806 and $4,469 in 2002 and 2001, respectively.

16.      SEGMENT INFORMATION

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
                                                    FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                 -------------------------
                                                     2001          2002
                                                 -----------   -----------
        Information sales:
           CD Rom                                $   268,701   $   345,003
           Online and Channel                        752,109     1,503,472
           Wireless                                      --          1,980
                                                 -----------   -----------
        Total information sales                    1,020,810     1,850,455
                                                 ===========   ===========

        Costs of revenues:
           CD Rom                                     96,561        90,397
           Online and Channel                        986,240     1,217,809
           Wireless                                      --          1,100
                                                 -----------   -----------
        Total costs of revenue                   $ 1,082,801     1,309,306
                                                 ===========   ===========

17.      SUBSEQUENT EVENTS

         In March 2003, the Company issued notes with detachable warrants payable in exchange for $380,000 in cash. The notes have a twelve-month term with interest at a rate of 10% per annum payable monthly. The detachable warrants were for the purchase of 380,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share. The warrants have a term of ten years and became exercisable upon issue.