Form 10KSB/A
period 2002-12-31
LOCATEPLUS HOLDINGS CORP
filed 2003-04-30
CIK 1160084

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                 FIRST AMENDMENT
                                       TO
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      ROBERT H. KITE has been President of KFC, Inc., the managing entity of KFC, LLLP, a private investment entity, since 1981. Mr. Kite has also served on the Board of National Energy, Inc., a publicly traded energy exploration and exploitation company, since 1987. National Energy, Inc. filed for Chapter 11 bankruptcy in 1999, and was subsequently reorganized. Mr. Kite is also on the Board of Directors of the FBI Citizens' Academy (Charter Academy) of Phoenix, Arizona, and Child Health U.S.A. of Scottsdale, Arizona. Mr. Kite holds a Bachelor of Science in Political Science and Psychology which he received from Southern Methodist University in 1977. Mr. Kite joined our Board of Directors in December 2002, and is currently a member of the Compensation Committee of the Board of Directors.

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

      Mr. Robert A. Goddard, our former Chief Financial Officer, Treasurer, and Secretary, ceased employment with us on March 31, 2003.

ITEM 10 - EXECUTIVE COMPENSATION

     The following table sets forth, for 2002, 2001 and 2000, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2002, 2001 and 2000 exceeded $100,000.

                                                           SECURITIES
       NAME AND                                            UNDERLYING      ALL OTHER
  PRINCIPAL POSITION      YEAR   SALARY ($)    BONUS ($)   OPTIONS (#)  COMPENSATION ($)
-----------------------   ----   ----------   ----------   ----------   ----------------
JON R. LATORELLA          2002    50,100(1)           --           --          13,200(3)
President and             2001    48,850(1)           --           --          13,200(3)
Chief Executive Officer   2000   127,462(1)   275,000(2)           --          13,200(3)

ROBERT A. GODDARD(4)      2002   123,658              --           --           8,079(5)
Former Chief Financial    2001   123,802              --           --           8,079(5)
Officer, Treasurer and    2000   125,000      125,000(2)           --           6,384(5)
Secretary

JAMES C. FIELDS(6)        2002   104,160              --           --              --
Acting Chief Financial    2001    86,673              --      500,000              --
Officer, Treasurer and    2000        --              --           --              --
Secretary

(1) Mr. Latorella elected to reduce his annual salary to $50,100 in September of 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary to his pre-reduction salary of $150,000 per annum. Notwithstanding the Board's vote, Mr. Latorella decided to forego the increase and, as a result, his salary was not restored to the pre-reduced level in 2002.

(2) On January 3, 2000, the Board of Directors approved, and we made, a term loan to Mr. Latorella in the amount of $275,000, and a loan to Mr. Goddard in the amount of $125,000. The loans included certain cancellation features if Mr. Latorella and Mr. Goddard, as applicable, remained employed by us through January 3, 2003. The loans were intended to deter Messrs. Latorella and Goddard from terminating their services for us as well as to provide executive compensation. As both Messrs. Latorella and Goddard remained employed with us as of January 3, 2003, these loans have been forgiven in accordance with the loans' terms, and, also in accordance with these loans' terms, certain tax equalization payments are anticipated to be made Messrs. Latorella and Goddard in 2004 (which we anticipate will not exceed $214,439 in the aggregate).

(3) Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,100 per month to Mr. Latorella.

(4) Mr. Goddard ceased employment with us on March 31, 2003. As part of a severance arrangement that we entered into with Mr. Goddard, an incentive stock option to purchase 1,000,000 shares of Class A Voting Common Stock owned by Mr. Goddard was cancelled and, in lieu of that option, Mr. Goddard was issued a fully vested non-qualified stock option to purchase 250,000 shares with an exercise price of $0.15 per share.

(5) Mr. Goddard received a monthly automobile allowance of $523 and a fuel allowance as part of his compensation; he will continue to do so until the end of his severance period (June 30, 2003).

(6) Mr. Fields commenced his employment with us in 2001. Mr. Fields became an executive officer with the Company on March 31, 2003.

None of Mr. Latorella, Mr. Goddard or Mr. Fields was granted options or issued shares in 2002. Neither Mr. Latorella nor Mr. Goddard exercised any option held by him in 2002.

The table below outlines the value, as of December 31, 2002, of options granted to Messrs. Latorella, Goddard and Fields in prior years that remain exercisable.

                    AGGREGATED FISCAL YEAR END OPTION VALUES
=========================================================================================
                                        NUMBER OF
                                   SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                    UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                  AT DECEMBER 31, 2002 (#)     AT DECEMBER 31, 2002 ($)
             NAME                EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
------------------------------   -------------------------   ----------------------------
JON R. LATORELLA                       190,000 / 0(2)                 $ 11,400 / 0
President and
Chief Executive Officer

ROBERT A. GODDARD(3)                 1,000,000 / 0(2)(3)              $ 80,000 / 0
Former Chief Financial Officer
Treasurer and Secretary

JAMES C. FIELDS                     250,000 / 250,000(4)            $ 20,000 / 20,000
Acting Chief Financial Officer
Treasurer and Secretary

(1) Based on the closing price ($0.28 per share) of our Class A Voting Common Stock as quoted on the Over the Counter Bulletin Board. This amount reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Consists of options to purchase shares of Class A Voting Common Stock with an exercise price of $0.22 per share (in the case of Mr. Latorella) and $0.20 per share (in the case of Mr. Goddard).

(3) Mr. Goddard ceased his employment with us on March 31, 2003. On March 31, 2003, and in connection with a severance agreement that we entered into with Mr. Goddard, incentive stock option to purchase 1,000,000 shares of Class A Voting Common Stock owned by Mr. Goddard was cancelled and, in lieu of that option, Mr. Goddard was issued a fully vested non-qualified stock option to purchase 250,000 shares with an exercise price of $0.15 per share.

(4) Consists of options to purchase 500,000 shares of Class A Voting Common Stock with an exercise price of $0.20.


1999 STOCK OPTION PLAN

     On November 16, 1999, our Board of Directors ratified and adopted an Incentive and Non-Qualified Stock Option Plan, which we refer to as the "1999 Stock Option Plan". The 1999 Stock Option Plan set aside 15,000,000 shares of our Class A Voting Common Stock (then referred to as our "Common Stock") for issuance pursuant to the exercise of incentive and non-qualified stock options to be awarded to our employees, officers and directors at the recommendation of the equity compensation plan's administrator and subject to the approval of our Board of Directors. We strongly believe in the concept of each employee having some form of equity participation as an incentive toward excellence in individual performance and our further success.

     In June 2000, our 1999 Stock Option Plan was amended and restated to provide greater flexibility to the equity compensation plan's administrator in the granting of various forms of equity compensation. As March 31, 2003, 7,810,000 incentive stock options and 2,902,716 non-qualified stock options were outstanding under the equity compensation plan. The weighted average exercise price of all options granted under the equity compensation plan was $0.20 per share as of March 31, 2003. As of March 31, 2003, one option to purchase 5,000 shares of Class A Voting Common Stock had been exercised. The 1999 Stock Option Plan is administered by the Compensation Committee of the Board of Directors.

PLANS NOT APPROVED BY SECURITY HOLDERS

     From time to time, we have issued options or warrants to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for services or other consideration provided to us. These issuances have not been made pursuant to a formal policy or plan, but instead are issued with such terms and conditions as may be determined by our Board of Directors from time to time. Generally, our stockholders have not approved or disapproved these issuances.

     The following table reflects equity compensation granted or issued by us as of the March 31, 2003, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.

                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE         NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING          REMAINING AVAILABLE FOR
                                   OUTSTANDING OPTIONS,          OPTIONS, WARRANTS             FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS             AND RIGHTS              EQUITY COMPENSATION PLANS(1)
                                    -------------------      -------------------------      ----------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS:
     Class A Voting Common
     Stock                               10,712,716                     $0.20                        4,282,284
------------------------------------------------------------------------------------------------------------------------
     Class B Non-voting
     Common Stock                                 0                        --                               --

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS:
     Class A Voting Common
     Stock                                  869,239                     $0.41                              N/A
------------------------------------------------------------------------------------------------------------------------
     Class B Non-voting
     Common Stock                         4,897,139                     $0.15                              N/A

TOTAL:
     Class A Voting Common
     Stock                               11,581,955                     $0.21                              N/A
------------------------------------------------------------------------------------------------------------------------
     Class B Non-voting
     Common Stock                         4,897,139                     $0.15                              N/A

------------------
(1) Excludes securities reflected in column titled "Number of securities to be issued upon exercise of outstanding options, warrants and rights".

401(K) PLAN

     We sponsor a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all of our employees. We may make discretionary matching contributions up to 1% of annual employee contributions. Employees are eligible to participate in the 401(k) Plan after one year of service. Our matching contributions vest ratably over a five-year period. We pay the administrative expenses of this plan.

NON-EMPLOYEE DIRECTORS STOCK OPTION POLICY

     On February 1, 2002, we adopted a Non-employee Director Stock Option Policy. Under the Non-employee Director Stock Option Policy, we will make annual grants (beginning on the date of adoption of the policy or the first day that a director is elected to our Board of Directors, if later) to our non-employee directors of warrants to purchase 35,000 shares of our Class B Non-voting Common Stock as compensation for service on our Board of Directors (and any committees). These grants are made in lieu of any other compensation to our non-employee directors. Each of these warrants will be immediately exercisable and will have an exercise price that is equal to the fair market value of our Class B Non-voting Common Stock as of the date of grant. No separate compensation is provided to directors for service on either of our two committees.

     We reimburse our directors for out-of-pocket costs associated with their activities on the Board of Directors.

     Directors who are also employees of LocatePLUS Holdings Corporation or any of its subsidiaries (currently, Mr. Latorella and Ms. Bejjani) are not paid any compensation for their service as directors. Mr. Murphy, a director who is otherwise entitled to participate in the Non-employee Directors Stock Option Policy, has waived his right to compensation (but not reimbursement of expenses incurred) in 2003.

     Pursuant to the Non-employee Directors Stock Option Policy:

     o On February 1, 2002, Messrs. Garlock and Houlihan were each issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share.

     o On August 27, 2002, Dr. Richard B. Yules, a former member of our Board of Directors, was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.22 per share.

     o On August 27, 2002, Mr. Scalley was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.22 per share.

     o On March 28, 2003, Messrs. Garlock, Houlihan, and Kite were each issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share.

SECTION 16(A) COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required to furnish us with copies of all forms they file pursuant to Section 16(a). With certain limited exceptions, notices are generally required to be filed by no later than the close of business on the second business day from the date of the transaction giving rise to the filing obligation.

     In connection with his appointment to the Board of Directors, a report of Mr. Kites' ownership of the Company's securities (on Form 3) was not filed in a timely manner. This form was subsequently amended to correct a scrivener's error that omitted certain shares and warrants in the "as filed" version of the Form
3 and then subsequently amended to correct the references of the direct/inderect nature of these holdings.

     Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them in 2002.

     Subsequent to December 31, 2002, the Company is aware of two failures to promptly file reports of ownership as required by Section 16(a) of the Securities Exchange Act of 1934.

     o In connection with his appointment to the Board of Directors, a report of Mr. Murphy's ownership of the Company's securities (on Form 3) was not filed in a timely manner

     o In connection with his appointment as the Company's Acting Chief Financial Officer and Vice President of Finance, a report of Mr. Field's ownership of the Company's securities (on Form 3) was not filed in a timely manner.

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

                         CLASS A VOTING COMMON STOCK          CLASS B NON-VOTING COMMON STOCK
                       -------------------------------        -------------------------------
                        NUMBER OF SHARES    PERCENTAGE         NUMBER OF SHARES    PERCENTAGE
BENEFICIAL OWNER       BENEFICIALLY OWNED   OF SHARES         BENEFICIALLY OWNED   OF SHARES
--------------------   ------------------   ----------        ------------------   ----------
DIRECTORS
   JON R. LATORELLA       27,690,500(1)        41.3%                   --                *
   SONIA P. BEJJANI        2,000,000(2)         2.9%                   --                *
   THOMAS GARLOCK          1,577,838(3)         2.3%                386,670(4)           *
   JOHN P. HOULIHAN          550,000(5)         1.0%              2,360,000(6)         3.4%
   ROBERT KITE               333,333(15)          *                 583,333(7)           *
   GERARD SCALLEY               --                *                  35,000(8)           *
   RICHARD B. YULES             --                *                  35,000(9)           *

OFFICERS
   ROBERT A. GODDARD       1,000,000(10)        1.5%                   --                *

5% STOCKHOLDERS
   GREGORY LINDAE            700,000(11)        1.0%              6,300,000(12)        9.0%
   P.O. Box 9062
   Truckee, CA 96162

All directors and         32,818,338(13)       46.1%              2,816,670(14)        4.0%
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

(7) Includes 333,333 shares purchased in an initial public offering by KFC LLLP over which Mr. Kite has voting and dispositional authority. Includes fully vested and immediately exercisable warrants to purchase 250,000 shares with an exercise price of $0.22 per share issued in December 2002. Does not include warrants to purchase 35,000 shares, with an exercise price of $0.15 per share, issued pursuant to the Non-employee Directors' Stock Option Policy on March 28, 2003.

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

(15) Includes 333,333 three year public warrants with an exercise price of $0.50 per share purchased in an initial public offering by KFC LLLP over which Mr. Kite has voting and dispositional authority.

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

     Stockholders should take note of the following relationships and transactions before granting a proxy pursuant to this proxy statement.

NOMINEES FOR THE BOARD OF DIRECTORS

THOMAS GARLOCK (a member of our Board of Directors and nominee for re-election)

     In consideration for his service as a member of our Board of Directors and for strategic advisory and shareholder relations services rendered for us, we issued warrants to Mr. Garlock to purchase 386,670 shares of our Class B Non-voting Common Stock, of which warrants to purchase 324,581 were issued in December 2001 and warrants to purchase 62,089 were issued in February 2002. These ten-year warrants have an exercise price of $0.15 per share.

     In consideration for his strategic advisory and shareholder relations services, Mr. Garlock was also issued options under our 1999 Stock Option Plan to purchase an aggregate of 1,034,720 shares of our Class A Voting Stock (with an average exercise price of $0.31), of which options to purchase 836,112 were granted in November 1999, options to purchase 38,067 were granted in June 2001, and options to purchase 160,541 were granted in 2002.

JOHN HOULIHAN (a member of our Board of Directors and nominee for re-election)

     On March 7, 2001, we borrowed $15,000 from Mr. Houlihan pursuant to a promissory note providing for an interest rate of 12% per annum. The interest on this loan was paid on April 26, 2001. On that date, the principal on this loan was exchanged for 150,000 shares of our Class B Non-voting Common Stock. In conjunction with this note, we also issued to Mr. Houlihan a warrant to purchase shares of our capital stock. This warrant currently permits Mr. Houlihan to purchase 75,000 shares of our Class A Voting Common Stock for $0.20 per share.

ROBERT KITE (a member of our Board of Directors and nominee for re-election)

     Mr. Kite purchased 333,333 of our Units in our initial public offering under the terms and conditions of that offering.

     On December 5, 2002, we borrowed $250,000 from Mr. Kite through KFT LLLP, a private equity fund, pursuant to a promissory note providing for an interest rate of 10% per annum payable monthly. In conjunction with this note, we also issued to Mr. Kite a warrant to purchase shares of our capital stock. This warrant currently permits KFT LLLP to purchase 250,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share.

JON R. LATORELLA (our President and Chief Executive Officer and Chairman of our Board of Directors and nominee for re-election)

     Mr. Latorella elected to reduce his annual salary to $50,100 in September 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary prospectively to its pre-reduction level of $150,000 per annum. However, Mr. Latorella elected to forego that increase and, as a result, his salary remained approximately $50,000 per annum.

     On January 3, 2000, the Board of Directors approved, and we made, a ten year term loan to Mr. Latorella for $275,000, which we refer to as Mr. Latorella's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Latorella for services rendered in conjunction with the development and launch of our LocatePLUS(TM) product and to deter Mr. Latorella from terminating his employment with us. The loan was evidenced by two promissory notes, pursuant to which interest on the loan was computed at an annual rate equal to the 90-day Treasury Bill Rate. Among other things, the Incentive Loan provided that, if Mr. Latorella was still employed by us as of January 3, 2003, then the obligations and debt evidenced by the notes would be immediately canceled, and we would make a tax equalization payment to Mr. Latorella. As a result, we amortized this loan assuming its cancellation as of January 3, 2003. As Mr. Latorella was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment to Mr. Latorella in 2004 in the amount of approximately $147,427.

     Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,100 per month to Mr. Latorella.

THOMAS MURPHY (a member of our Board of Directors and nominee for re-election)

     Mr. Murphy is a Vice President at Oftring & Company, Inc., the underwriter of our initial public offering. In connection certain private offerings prior to our initial public offering, we issued a five year warrant to purchase 300,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.30 per share. Oftring & Company has also been paid $166,000 in fees and expenses by us during 2002 for services as a placement agent and in connection with the initial public offering.

OTHERS

ROBERT A. GODDARD (our former Chief Financial Officer; Mr. Goddard resigned on March 31, 2003)

     In connection with the cessation of his employment with the Company on March 31, 2003, we entered into a severance agreement with Mr. Goddard. Among other things, that severance agreement provides that he will receive three months' severance and, in exchange for canceling an incentive stock option to purchase 1,000,000 shares of our Class A Voting Common Stock with an exercise price of $0.20 per share, Mr. Goddard was issued an option to purchase 250,000 shares of our Class A Voting Common Stock with an exercise price of $0.15 per share.

     On January 3, 2000, the Board of Directors approved, and we made, a ten year term loan to Mr. Goddard for $125,000, which we refer to as Mr. Goddard's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Goddard for services rendered in conjunction with the development and launch of our LocatePLUS(TM) product and to deter Mr. Goddard from terminating his employment with us. The loan was evidenced by a promissory note, pursuant to which interest on the loan was computed at an annual rate equal to the 90-day Treasury Bill Rate. Among other things, the Incentive Loan provided that, if Mr. Goddard was still employed by us as of January 3, 2003, then the obligations and debt evidenced by the note would be immediately and without further action by either party canceled, and we would make a tax equalization payment to Mr. Goddard. As a result, the Company amortized this loan assuming its cancellation as of January 3, 2003. As Mr. Goddard was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment to Mr. Goddard in 2004 in the amount of approximately $67,012.

GREGORY B. LINDAE (a former member of our Board of Directors and a holder of more than 5% of our Class B Non-voting Common Stock; Mr. Lindae resigned from the Board of Directors on April 12, 2001)

     On January 31, 2002, we issued a ten-year warrant to Mr. Lindae to purchase 1,177,680 shares of our Class B Non-voting Common Stock for $0.15 per share for strategic advisory, investment banking and public relations services rendered by him.

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

     4.2   Form of Warrant Certificate.(2)
     4.3   Form of Unit Certificate.(2)
     4.4   Form of Class A Voting Common Stock Certificate.(2)
     4.5   Form of Class B Non-voting Common Stock Certificate.(2)
     4.6 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class A Voting Common Stock).(1)
     4.7 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class B Non-voting Common Stock).(2)
     4.8   Form of Convertible Subordinated Promissory Note ("Bridge Note").(1)
     4.9   Form of Detachable Warrant Agreement ("Bridge Warrant").(1)
     4.10  $10,000 Convertible Promissory Note, dated March 9, 2001.(1)
     4.11  Amended Form of Warrant Certificate.(3)
     4.12 Amended and Restated Warrant and Unit Agreement by and between LocatePLUS Holdings Corporation and Transfer Online, Inc., dated June 20, 2002.(3)
     4.13 Amendment to $10,000 Convertible Promissory Note, dated July 23, 2002.(3)
     10.1 Master Lease Agreement between Cummings Properties, Inc. and Worldwide Information, Inc., dated November 20, 1999.(1)
     10.2 Database License Agreement between Worldwide Information, Inc. and TransUnion Corporation, undated.(4)(*)
     10.3 Database License Agreement between LocatePLUS.com, Inc. and Hogan Information Services Co., dated November 27, 2001.(4)(*)
     10.4 License Agreement between Worldwide Information, Inc. and First American Real Estate Solutions, LLC, dated March 31, 1999.(4)(*)
     10.5 Channel Partner Agreement between LocatePLUS Holdings Corporation and Intellicorp LTD, dated September 1, 2001.(3)
     10.6 Letter Agreement between LocatePLUS Holdings Corporation and Intellicorp LTD, dated December 19, 2001. (1)
     10.7  Secured Note, dated June 1, 2001.(1)
     10.8 $750,000 Loan Agreement between LocatePLUS Holdings Corporation and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.9 Security Agreement between LocatePLUS Holdings Corporation and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.10 Pledge Agreement between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.11 Mortgage between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.12 Guaranty Agreement, between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
     10.13 $175,000 Ten Year Term Promissory Note, made by Jon R. Latorella, dated January 3, 2000.(2)
     10.14 $100,000 Ten Year Term Promissory Note, made by Jon R. Latorella, dated January 3, 2000.(2)
     10.15 $125,000 Ten Year Term Promissory Note, made by Robert A. Goddard, dated January 3, 2000.(2)
     10.16 $750,000 Promissory Note, made by LocatePLUS Holdings Corporation, dated June 4, 2002.(2)
     10.17 Amendment to $750,000 Promissory Note, dated August 30, 2002.(5)
     21.1  Subsidiaries of LocatePLUS Holdings Corporation.(1)
     23.4  Consent of Carlin, Charron & Rosen, LLP.(6)
     23.5  Consent of Carlin, Charron & Rosen, LLP.
     99.1  Sarbanes Oxley Section 302 Certification: Jon R. Latorella.
     99.2  Sarbanes Oxley Section 302 Certification: James C. Fields.
     99.3  Sarbanes Oxley Section 906 Certification: Jon R. Latorella.
     99.4  Sarbanes Oxley Section 906 Certification: James C. Fields.

(1) Filed as an Exhibit to Form SB-2, filed with the Securities and Exchange Commission on March 28, 2002 (Registration No. 333-85154).
(2) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-85154).
(3) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on July 24, 2002 (Registration No. 333-85154).
(4) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on August 5, 2002 (Registration No. 333-85154).
(5) Filed as Exhibit to Form SB-2/A (post-effective amendment), filed with the Securities and Exchange Commission on September 10, 2002 (Registration No. 333-85154).
(6) Filed as an Exhibit to Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2003.
(*)  Subject to a request for confidential treatment.

ITEM 14 - CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. Mr. Fields, in his capacity as Acting Chief Financial Officer, concurred with this conclusion.


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

                                           April 30, 2003

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