Form 10QSB
period 2003-03-31
LOCATEPLUS HOLDINGS CORP
filed 2003-05-09
CIK 1160084

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  AS  OF  JUNE 30, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     For  the  quarterly  period  ended   March  31,  2003
                                         -----------------


[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT

     For  the  transition  period  from                to

                        Commission file number  000-49957
                                                ---------


                         LocatePLUS Holdings Corporation
        (Exact name of small business issuer as specified in its charter)

                     Delaware                     04-3332304
           ------------------------------     --------------------
          (State or other jurisdiction of       (IRS Employer
           incorporation or organization)     Identification  No.)

              100  Cummings  Center,  Suite  235 M,
                      Beverly, Massachusetts                  01915
              ----------------------------------------      ----------
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

     Class           Outstanding  at  March  31,  2003
Class  A  Voting  Common,  $0.01  par  value  per  share     54,850,292
Class  B  Non-Voting  Common,  $0.01  par  value  per  share     68,640,726


Transitional Small  Business Disclosure  Format (Check one): Yes [   ]  No [ X ]

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
     Consolidated  condensed balance sheets as of March 31, 2003
          (unaudited) and December  31,  2002..................................1
     Unaudited  consolidated  condensed  statements  of operations for the three months ended  March  31,  2003  and  2002..............2
     Unaudited  consolidated  condensed  statements  of cash flows for the three months ended  March  31,  2003  and  2002..............3
     Notes  to  unaudited  consolidated  condensed  financial statements.......4

ITEM  2. Management's Discussion and Analysis of Financial Condition
         and Results of  Operations............................................8
ITEM  3.  Controls  and  Procedures...........................................14

PART  II  -  OTHER  INFORMATION
ITEM  1.  Legal  Proceedings..................................................15
ITEM  2.  Changes  in  Securities  and  Use  of  Proceeds.....................15
ITEM  3.  Defaults  Upon  Senior  Securities     15
ITEM  4.  Submission  of  Matters  to  Vote  of  Security  Holders............15
ITEM  5.  Other  Information..................................................15
ITEM  6.  Exhibits  and  Reports  on  Form  8-K...............................15
SIGNATURES  AND  CERTIFICATION................................................16

PART  I  .  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                                         LOCATEPLUS HOLDINGS CORPORATION
                                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                            MARCH 31,
                                                                              2003          DECEMBER 31,
                                                                           (UNAUDITED)         2002
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $  1,593,416   $   1,661,213
  Accounts receivable, trade - net . . . . . . . . . . . . . . . . . . .       369,338         269,566
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .       531,351         375,966
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,191,132       1,231,474

      Total current assets . . . . . . . . . . . . . . . . . . . . . . .     3,685,237       3,538,219

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . .     1,186,569       1,301,468
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .        97,790          97,748
Notes receivable - related parties, net. . . . . . . . . . . . . . . . .         1,389           9,722
                                                                          ------------   -------------

      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,970,985   $   4,947,157
                                                                          ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       454,144   $     293,900
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,326,531       1,177,014
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       559,254         433,942
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .        95,334         124,459
  Current portion of capital lease obligation. . . . . . . . . . . . . .       119,305         142,172
  Note payable - related party . . . . . . . . . . . . . . . . . . . . .       222,268         211,867
  Convertible notes payable. . . . . . . . . . . . . . . . . . . . . . .        10,000          10,000
                                                                          ------------   -------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .     2,786,836       2,393,354

Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       219,299
Capital lease obligation, net of current portion . . . . . . . . . . . .       176,978         202,222
                                                                          ------------   -------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     3,183,113       2,595,576
                                                                          ------------   -------------
Commitments and Contingencies

Stockholders' equity:
  Class A common stock, $0.01 par value; 150,000,000 shares authorized;
54,850,292 shares issued and outstanding at March 31, 2003 and December
  31, 2002,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       548,503         548,503
  Class B common stock, $0.01 par value, 250,000,000 shares authorized;
68,640,726 shares issued and outstanding at March 31, 2003 and December
  31, 2002,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       686,407         686,407
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    17,749,748      17,749,748
  Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,868,879       1,824,833
  Common stock subscriptions receivable. . . . . . . . . . . . . . . . .             -        (174,908)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (19,065,665)    (18,283,002)
                                                                          ------------   -------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . .     1,787,872       2,351,581
                                                                          ------------   -------------
      Total liabilities and stockholders' equity . . . . . . . . . . . .  $  4,970,985   $   4,947,157
                                                                          ============   =============


The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                      LOCATEPLUS HOLDINGS CORPORATION
                         UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                 FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               -----------------------------
                                                                      2003            2002
Revenues
   Information Sales
- CD ROM. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     130,159   $     66,494
- Online. . . . . . . . . . . . . . . . . . . . . . . . . . .        571,249        277,547
- Channel Partner . . . . . . . . . . . . . . . . . . . . . .         44,053          4,114
- Wireless. . . . . . . . . . . . . . . . . . . . . . . . . .          1,485              -
   Engineering Services . . . . . . . . . . . . . . . . . . .         10,667              -
                                                               -------------   ------------
   Total revenues . . . . . . . . . . . . . . . . . . . . . .        757,613        348,155
                                                               -------------   ------------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . . . . . . . . . . . . . .         14,742         26,173
      Online and Channel Partner. . . . . . . . . . . . . . .        514,977        190,983
      Wireless. . . . . . . . . . . . . . . . . . . . . . . .            687              -
      Engineering . . . . . . . . . . . . . . . . . . . . . .          3,115              -
   Selling and marketing. . . . . . . . . . . . . . . . . . .        245,599        274,980
   General and administrative . . . . . . . . . . . . . . . .        730,567        903,581
                                                               -------------   ------------
      Total operating expenses. . . . . . . . . . . . . . . .      1,509,687      1,395,717
                                                               -------------   ------------
Operating loss. . . . . . . . . . . . . . . . . . . . . . . .       (752,074)    (1,047,562)

Other income (expense):
   Interest income. . . . . . . . . . . . . . . . . . . . . .         34,413         16,426
   Interest expense . . . . . . . . . . . . . . . . . . . . .        (77,063)       (34,744)
   Other income . . . . . . . . . . . . . . . . . . . . . . .         12,061          4,548
                                                               -------------   ------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (782,663)  $ (1,061,332)
                                                               ==============   ===========
Basic and diluted net loss per share. . . . . . . . . . . . .  $      (0.006)  $     (0.010)

Shares used in computing basic and diluted net loss per share    123,491,018    108,397,027


The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                         LOCATEPLUS HOLDINGS CORPORATION
                            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -------------------------------
                                                                                        2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (782,663)  $  (1,061,332)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of property and equipment . . . . . . . . . .         121,298         117,387
    Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . .          10,592           6,689
    Interest expense related to warrants issued with convertible debt . . . . .          16,651               -
    Interest expense recorded on mandatorily convertible debt . . . . . . . . .               -          12,699
    Amortization of notes receivable from related parties . . . . . . . . . . .           8,333          33,333
    Expense recorded for fair value of options and warrants issued for services               -         184,513
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .        (110,364)        (57,802)
      Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .        (155,385)       (240,501)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         149,518          32,769
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         125,312         (61,269)
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (29,125)         34,395
      Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (42)         50,238

      Net cash used in operating activities . . . . . . . . . . . . . . . . . .        (645,875)       (948,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayment of purchased note receivable. . . . . . . . . . . . . . .          81,492         750,000
  Purchase of note receivable . . . . . . . . . . . . . . . . . . . . . . . . .         (41,147)              -
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .          (6,405)       (112,006)

      Net cash used in investing activities . . . . . . . . . . . . . . . . . .          33,940         637,994

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,831)              -
  Proceeds from issuance of debt. . . . . . . . . . . . . . . . . . . . . . . .         440,000               -
  Payments of obligations under capital lease . . . . . . . . . . . . . . . . .         (48,939)        (40,191)
  Proceeds from issuance of common stock and collection of stock subscriptions
  receivable, net of issuance costs . . . . . . . . . . . . . . . . . . . . . .         174,908       1,193,073

      Net cash provided by financing activities . . . . . . . . . . . . . . . .         544,138       1,152,882

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .         (67,797)        841,995

Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . .       1,661,213         915,864

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .  $    1,593,416   $   1,757,859






                                         LOCATEPLUS HOLDINGS CORPORATION
                            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE THREE    MONTHS ENDED
                                                                                    MARCH 31,
                                                                                      2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (782,663)  $  (1,061,332)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization of property and equipment . . . . . . . . . .         121,298         117,387
    Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . .          10,592           6,689
    Interest expense related to warrants issued with convertible debt . . . . .          16,651               -
    Interest expense recorded on mandatorily convertible debt . . . . . . . . .               -          12,699
    Amortization of notes receivable from related parties . . . . . . . . . . .           8,333          33,333
    Expense recorded for fair value of options and warrants issued for services               -         184,513
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .        (110,364)        (57,802)
      Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .        (155,385)       (240,501)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         149,518          32,769
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         125,312         (61,269)
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (29,125)         34,395
      Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (42)         50,238

      Net cash used in operating activities . . . . . . . . . . . . . . . . . .        (645,875)       (948,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayment of purchased note receivable. . . . . . . . . . . . . . .          81,492         750,000
  Purchase of note receivable . . . . . . . . . . . . . . . . . . . . . . . . .         (41,147)              -
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .          (6,405)       (112,006)

      Net cash used in investing activities . . . . . . . . . . . . . . . . . .          33,940         637,994

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,831)              -
  Proceeds from issuance of debt. . . . . . . . . . . . . . . . . . . . . . . .         440,000               -
  Payments of obligations under capital lease . . . . . . . . . . . . . . . . .         (48,939)        (40,191)
  Proceeds from issuance of common stock and collection of stock subscriptions
  receivable, net of issuance costs . . . . . . . . . . . . . . . . . . . . . .         174,908       1,193,073

      Net cash provided by financing activities . . . . . . . . . . . . . . . .         544,138       1,152,882

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .         (67,797)        841,995

Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . .       1,661,213         915,864

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .  $    1,593,416   $   1,757,859




The accompanying notes are an integral part of these unaudited consolidated financial statements.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

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

     UNAUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2003 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, which are contained in LocatePlus Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003, and as amended on Form 10-KSB/A filed with the Commission on April 30, 2003.

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as the quarter ended March 31, 2003. In addition, the Company has incurred an accumulated deficit of approximately $19.1 million through March 31, 2003. The Company raised approximately $4.8 million of equity during 2002 and $440,000 of debt in the quarter ended March 31, 2003. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs. Management believes the Company's current sources of liquidity, funding, and customer demand are adequate to sustain its current level of operations through the end of 2003. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff which will require the Company to obtain additional financing (in the form of sales of equity or debt). There can be no assurance, however that the Company's operations will be profitable or generate sufficient cash to fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)

Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.      NOTES  RECEIVABLE

Included in Notes Receivable is a demand promissory note receivable with an unrelated leasing company, which carries an 11% interest rate. $1,000,000 was advanced to the leasing company in the fourth quarter of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at March 31, 2003 was approximately $1,014,000.


     Included in Notes Receivable is an unsecured note receivable from an unaffiliated entity. There is an oral agreement from the Company to advance up to $250,000 on this note.The Company is currently performing administrative and bookkeeping services for that entity in exchange for approximately $1,000 per month. The remaining balance of the note receivable at March 31, 2003 was approximately $177,000. There is no stated interest rate on these advances but the Company believes it is entitled to warrants that would allow it to buy stock in the unrelated entity; however, the terms and conditions of the warrants have yet to be agreed on.

3.     DEPOSIT  FOR  UNITS

Included in Accrued Expenses is approximately $203,000 received by the Company in connection with a proposed subscription for units at $0.18 per unit. It is anticipated that each unit will consists of one share of Class A Voting Common stock and a warrant which is convertible into three shares of Class A Voting Common Stock with an exercise price at $0.18 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common Stock per warrant without any cash payment. As of March 31, 2003, the Company had not yet accepted this proposed subscription and, accordingly, this amount is recorded as an accrued expense at March 31, 2003.

4.     STOCK  BASED  COMPENSATION

The Company measures compensation expense relative to employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". However, the Company will disclose, on an annual basis, the pro forma amounts of net income and earnings per share as though the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", had been applied. See the Company's annual financial statements filed with the SEC on Form 10-KSB for more information on this matter.

5.     NOTES  PAYABLE

During 2003, the Company received $440,000, net of issuance costs, by issuing subordinated promissory notes with simple interest at 10% per annum. The terms on $75,000 of the notes require repayment 12 months from issuance and the remaining notes require repayment 18 months from issuance. In conjunction with the notes, warrants to purchase 485,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $44,047, which was recorded as debt discount, a reduction of the carrying amount of the debt. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 28% volatility,

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)

3.7% average risk-free interest rate, a ten-year life and an underlying Class B Non-Voting Common Stock value of $0.14 per share.

6.     LEGAL  PROCEEDINGS

The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. There are no pending or known actions for which the amount of ultimate liability could have a material adverse effect on the Company's financial position or results of operations.

7.     SEGMENT  INFORMATION

The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by the nature of products and services provided. The Company measures and evaluates its two reportable segments based on revenues and costs of revenues. The CD ROM segment provides information on motor vehicles and drivers' licenses, contained on compact disks. The online and Channel Partner segment provides information on individuals throughout the United States of America through the Company's website. No material operating costs, other than costs of revenues, or assets and liabilities relate to the CD ROM segment. The Company operations are entirely in the United States of America and as a result no geographical information has been presented.

                                         FOR THE THREE MONTHS ENDED
                                                 MARCH  31,
                                     --------------------------------
                                         2003                2002
                                     (UNAUDITED)          (UNAUDITED)
                                     -----------          -----------
Information  sales:
     CD Rom                           $  130,159          $   66,494
     Online and Channel                  615,302             281,661
                                      ----------          ----------
Total information sales               $  745,461          $  348,155
                                      ==========          ==========
Costs  of  revenues:
     CD Rom                           $   14,742          $   26,173
     Online and Channel                  514,977             190,983
                                      ----------          ----------
Total costs of information sales      $  529,719          $  217,156
                                      ==========          ==========

8.     NET  LOSS  PER  SHARE

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding during the period.
Potential common shares from the exercise of stock options and warrants are antidilutive for all periods presented and were not included in the computations of diluted net loss per share.

9.     RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities.SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)

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

10.     SUBSEQUENT  EVENTS

Effective March 31, 2003, Robert A Goddard resigned as Chief Financial Officer, Treasurer, and Secretary of LocatePLUS Holdings Corporation, and its two subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc., to pursue other interests. As set forth in Mr. Goddard's severance agreement, he will be paid three months salary and his employee stock options will be canceled and the Company will issue non qualified stock options to purchase 250,000 shares of Class A Voting Common stock with an exercise price of $0.15. The associated expense related to Mr. Goddard's severance will be recorded in April of 2003.

In April, the Company entered into a capital lease agreement to purchase data center equipment. Future minimum lease payments under this lease are $380,483.

In May, the Company entered into a capital lease agreement to purchase data center equipment. Future minimum lease payments under this lease are $159,415.

Through May 2003, the Company issued notes payable with detachable warrants in exchange for $1,500,000. $300,000 of the proceeds from the issuance of these notes was used to pay off existing debt. The notes have an eighteen-month term with interest at a rate of 12% per annum payable monthly. The detachable warrants were for the purchase of 1,300,000 shares of the Company's Class B Non-Voting Common Stock at $0.10 per share. The warrants have a term of ten years and became exercisable upon issue. As part of the transaction, detachable warrants to purchase 300,000 shares of the Company's Class B Non-Voting Common Stock with an exercise price of $0.22 per share were canceled.

In April, an employee of the Company exercised an employee stock option and purchased 800,000 shares of Class A Voting Common Stock. The employee did not purchase the stock with cash therefore the purchase price will be recorded as compensation expense by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our unaudited consolidated financial statements and related notes included elsewhere in this quarterly report. This report contains forward-looking statements, which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to, uncertainties relating to our ability to successfully compete in our industry, uncertainties regarding our ability to obtain financial and other resources for our product development and commercial activities, and uncertainties relating to privacy regulations. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made. Further discussion of risk factors is also available in our registration statements filed with the Securities and Exchange Commission.

OVERVIEW

     We are a business-to-business and business-to-government provider of public information via our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information , that enables users to search certain motor vehicle records and driver's license information in multiple states through a dynamic search engine, using complete or partial information. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS. Our LocatePLUS product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records. We anticipate that the majority of our future revenues will be derived from our LocatePLUS product.

     We distribute our content both directly (through the Internet in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty.

In 2001, we entered into an arrangement with a third party database provider, pursuant to which we provided certain engineering services relating to the integration and assimilation of public data. This agreement was terminated in 2001. We also provide engineering services in connection with the implementation and rollout of certain of our channel partnership arrangements.

     Although our products consist primarily of publicly available - and therefore non-proprietary - information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently. In addition, our LocatePLUS product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual.

     Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Revenue from our LocatePLUS product is recognized when requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectibility is reasonably assured. We charge our fees to customers' credit cards (approximately 60% of our current LocatePLUS customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our current customer base).

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In the quarters ended March 31, 2002 and 2003, we recorded $80,000 and $348,753, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and equivalents, short term investments and notes receivable. Interest expense is primarily attributable to various notes issued in through March 31, 2003. As of March 31, 2003, we had notes payable (current and long-term) totaling $905,711.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $800,000 in the three months ended March 31, 2003 and $3.9 million in 2002. Our accumulated deficit as March 31, 2003 was approximately $19.1 million. We raised approximately $4.8 million from sales of our equity during 2002. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We believe our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations through the end of 2003. However, we anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2003 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. There can be no assurance, however, that additional capital will be available to us, however, or if it is available, that it will be on favorable terms.

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenues. Revenue from our Worldwide InformationTM CD-ROM product increased to $130,159 for the three months ended March 31, 2003 from $66,494 for the three months ended March 31, 2002, an increase of 96%. This increase was the result of timing differences for CD-ROM releases between 2002 and 2003. Because revenue is recognized on our CD-ROM products when shipped, the timing of our shipments can cause quarterly fluctuations of revenue. Revenue from our Internet-based product, LocatePLUS, increased to $571,249 for the three months ended March 31, 2003 as compared to $277,547 for the three months ended March 31, 2003, an increase of 106%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 11,565 at March 31, 2003 from 6,669 at March 31, 2002, an increase of 73%. Revenue from channel partners increased to $44,053 from $4,114 an increase of 964%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of our channel partners has increased from one at March 31, 2002 to four at March 31, 2003. Revenue from our wireless product, LocatePLUS AnyWhere , was $1,485 during the three months ended March 31, 2003. LocatePLUS AnyWhere was launched in late 2002, and, as a result, no wireless revenue was recognized in the three months ended March

31, 2002. We expect online revenue to continue to grow at the same pace with both partner and wireless to grow rapidly.

     Costs of revenues. For the three months ended March 31, 2003, our costs of revenue for Worldwide InformationTM were $14,742 as compared to $26,173 for the three months ended March 31, 2002, a decrease of 44%. The decrease in cost is attributable to both a reduction in the cost of the data costs associated with producing CD-ROMs. For the three months ended March 31, 2003, our costs of revenue associated with LocatePLUS online and channel were $514,977, as compared to $190,983 for the three months ended March 31, 2002, an increase of 170%. The increase in cost is attributable to the cost of acquisition of additional data sets. Costs of revenue associated with LocatePLUS are not expected to increase dramatically over the next twelve months as we have acquired most of the data planned for that product. Costs of revenue for LocatePLUSAnywhere was $687 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. That partnership is anticipated to generate a royalty stream to us with limited associated costs of revenue.

Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2003 were $245,599, as compared to $274,980 for the three months ended March 31, 2002, a decrease of approximately 11%. This decrease is attributable primarily to a temporary reduction in the size of our sales force. We expect selling and marketing expense to increase in the future as we increase the size of our sales staff.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2003 were $730,567, as compared to $903,581 for the three months ended March 31, 2002, a decrease of 19%. This decrease is attributable to a reduction in non-cash compensation recorded for consulting and advisory services, as well as decreased expenses associated with the reconciliation and consolidation of various stockholder records in 2002.

Interest income. Interest income increased to $34,413 for the three months ended March 31, 2003, from $16,426 for the three months ended March 31, 2003. This increase is attributable to interest earned on notes receivable in 2003, for which there was no equivalent interest income in 2002.

     Interest expense. Interest expense increased to $77,063 for the three months ended March 31, 2003, from $34,744 for the three months ended March 31, 2002. This increase is primarily attributable to interest on a short-term demand loan for which there was no equivalent interest income in 2002.

     Other Income. Other income increased to $12,061 for the three months ended March 31, 2003, from $4,548 for the three months ended March 31, 2002. This increase is attributable to income recorded for the repayment of previously written off debt.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through December 31, 2002, we raised approximately $19.9 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. During 2002, our financing activities provided approximately $4.8 million of cash, principally through the sale of Units in our initial public offering and a private placement of Class B Non-voting Common Stock. As of March 31, 2003, our cash and investments totaled $1,593,416.

     During 2002 and three months ended March 31, 2003, we used approximately $3.1 million and $600,000, respectively, in operating activities principally to fund our net losses.

During 2001, we loaned $1.0 million and again in 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of those loan. These loans are payable upon our demand to Andover and bear interest at 10% and 11% per annum, respectively. As of March 31, 2003, approximately $1 million on these loans remain outstanding.

     Between May and August 2002 we received $314,000 in cash by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes called for their repayment one year from date of issuance. These notes were repaid in October 2002.

     On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note collateralized by all of our assets and a personal guaranty by the Chief Executive Officer (including a pledge of five million shares of the Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage on certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. As of October 2002, $600,000 had been repaid on this note, however the terms of this loan called for its repayment in full, including accrued interest, by the earlier of October 3, 2002 or two business days after the closing of the initial public offering. As a result, effective October 3, 2002, the terms of this note were renegotiated, and all accrued interest and principal on the note were converted to a $285,000 demand note with an interest payable at 42% per annum. All interest has been paid on this note and as of March 31, 2003, the principal balance remained outstanding.

In December 2002, we issued a one-year term note for $250,000 with ten year, fully vested detachable warrants to an individual who, as a condition of his investment, required that he be appointed to the Board of Directors of the Company. The note bears interest at the rate of 10% per annum and is payable in one lump sum at maturity. The detachable warrants provide for the purchase of 250,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.22 per share.

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

     Through March 31, 2003, we received $440,000, net of issuance costs, by sales of subordinated promissory notes bearing simple interest at 10% per annum. The terms on $75,000 of the notes require their repayment 12 months from the date of issuance and the terms of the remaining notes require their repayment 18 months from the date of issuance.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2005. Future minimum payments under our non-cancelable operating leases total $1,002,650.

CAPITAL  LEASES

     Through March 31, 2003, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2005. Future minimum lease payments under our non-cancelable capital leases total $399,268.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $2,127,875 through 2005.

CRITICAL  ACCOUNTING  POLICIES

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report for December 31, 2002. Note that our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

THOMAS  GARLOCK  (a  member  of  our  Board  of  Directors)

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

          In consideration for his strategic advisory and shareholder relations services, Mr. Garlock was also issued options under our 1999 Stock Option Plan to purchase an aggregate of 1,034,720 shares of our Class A Voting Stock (with an average exercise price of $0.31), of which options to purchase 836,112 were granted in November 1999, options to purchase 38,067 were granted in June 2001, and options to purchase 160,541 were granted in 2002. We recorded expenses of $36,538 and $3,701, respectively, associated with the options and warrants granted in 2002.

JOHN  HOULIHAN  (a  member  of  our  Board  of  Directors)

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

ROBERT  KITE  (a  member  of  our  Board  of  Directors)

     Mr. Kite purchased 333,333 of our Units in our initial public offering under the terms and conditions of that offering.

     On December 5, 2002, we borrowed $250,000 from Mr. Kite through KFT LLLP, a private equity fund, pursuant to a promissory note providing for an interest rate of 10% per annum payable monthly. In conjunction with this note, we also issued to Mr. Kite a warrant to purchase shares of our capital stock. This warrant currently permits KFT LLLP to purchase 250,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share. As a condition to KFT's investment, Mr. Kite required that he be appointed to our Board of Directors.

JON R. LATORELLA (our President and Chief Executive Officer and Chairman of our Board of Directors)

     Mr. Latorella elected to reduce his annual salary to $50,100 in September 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary prospectively to its pre-reduction level of $150,000 per annum. However, Mr. Latorella elected to forego that increase and, as a result, his salary remained approximately $50,000 per annum.

     On January 3, 2000, the Board of Directors approved, and we made, a ten year term loan to Mr. Latorella for $275,000, which we refer to as Mr. Latorella's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Latorella for services rendered in conjunction with the development and launch of our LocatePLUS product and to deter Mr. Latorella from terminating his employment with us. The loan was evidenced by two promissory notes, pursuant to which interest on the loan was computed at an annual rate equal to the 90-day Treasury Bill Rate. Among other things, the Incentive Loan provided that, if Mr. Latorella was still employed by us as of January 3, 2003, then the obligations and debt evidenced by the notes would be immediately canceled, and we would make a tax equalization payment to Mr. Latorella. As a result, we amortized this loan assuming its cancellation as of January 3, 2003. As Mr. Latorella was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment to Mr. Latorella in 2004 in the amount of approximately $147,427.

THOMAS  MURPHY  (a  member  of  our  Board  of  Directors)

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

     Certain of our non-employee directors (Messrs. Garlock, Houlihan, and Kite) also received warrants to purchase shares of our Class B Non-voting Common Stock pursuant to our Non-employee Directors Stock Option Policy, as described below.

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

     On January 3, 2000, the Board of Directors approved, and we made, a ten year term loan to Mr. Goddard for $125,000, which we refer to as Mr. Goddard's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Goddard for services rendered in conjunction with the development and launch of our LocatePLUS product and to deter Mr. Goddard from terminating his employment with us. The loan was evidenced by a promissory note, pursuant to which interest on the loan was computed at an annual rate equal to the 90-day Treasury Bill Rate. Among other things, the Incentive Loan provided that, if Mr. Goddard was still employed by us as of January 3, 2003, then the obligations and debt evidenced by the note would be immediately and without further action by either party canceled, and we would make a tax equalization payment to Mr. Goddard. As a result, the Company amortized this loan assuming its cancellation as of January 3, 2003. As Mr. Goddard was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment to Mr. Goddard in 2004 in the amount of approximately $67,012.

GREGORY B. LINDAE (a former member of our Board of Directors and a holder of more than 5% of our Class B Non-voting Common Stock; Mr. Lindae resigned from the  Board  of  Directors  on  April  12,  2001)

     On January 31, 2002, we issued a ten-year warrant to Mr. Lindae to purchase 1,177,680 shares of our Class B Non-voting Common Stock for $0.15 per share for strategic advisory, investment banking and public relations services rendered by him, for which we recorded an expense of $161,026.
USE  OF  OUR  ASSETS

     Certain of our executives are allowed use of company cars for both business and personal purposes. These cars have been capitalized as assets of the Company, totaling $104,379 as of December 31, 2002.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is currently evaluating the effects of this pronouncement.

Had we implemented the above accounting pronouncements, our financial position and results of operations would not have been materially affected.

ITEM  3.  CONTROLS  AND  PROCEDURES

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

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended March 31, 2003.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

99.1     Sarbanes-Oxley  Section  302  Certification  of Chief Executive Officer
99.2     Sarbanes-Oxley  Section  302  Certification  of Chief Financial Officer
99.3     Sarbanes-Oxley  Section  906  Certification  of Chief Executive Officer
99.4     Sarbanes-Oxley  Section  906  Certification  of Chief Financial Officer

REPORTS  ON  FORM  8-K

     On January 13, 2003 we filed a Form 8-K announcing that the audit committee of LocatePLUS Holdings Corporation dismissed Pricewaterhouse Coopers LLP ("PwC") as the Company's independent accountants for the year ending December 31, 2002. That 8-K was subsequently amended on January 24, 2003 to include PwC's response letter.

On March 17, 2003, we filed a Form 8-K announcing Dr. Richard B. Yules' resignation from the Board of Directors.

On April 4, 2003, we filed a Form 8-K announcing that, effective March 31, 2003, Robert A Goddard resigned as Chief Financial Officer, Treasurer, and Secretary of LocatePLUS Holdings Corporation, and its two subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc., to pursue other interests.

On April 23, 2003, we filed a Form 8-K announcing that on April 23, 2003, the Company released earnings for the quarter ended March 31, 2003.

                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     LOCATEPLUS  HOLDINGS  CORPORATION
     (Registrant)


SIGNATURE                                TITLE                        DATE
------------------------   ------------------------------------   -----------
/s/  Jon  R.  Latorella    Chairman of the Board, President and   May 9, 2003
------------------------   Chief  Executive  Officer
  Jon R. Latorella

/s/  James  C.  Fields     Acting  Chief  Financial  Officer,     May 9, 2003
------------------------   Treasurer  and  Secretary  (Chief
  James C. Fields          Accounting  Officer)