Form 10QSB
period 2003-06-30
LOCATEPLUS HOLDINGS CORP
filed 2003-08-13
CIK 1160084

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

     For  the  quarterly  period  ended   June  30,  2003
                                         ----------------


[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE EXCHANGE ACT

     For  the  transition  period  from                to

                        Commission file number  000-49957
                                                ---------


                         LocatePLUS Holdings Corporation
        (Exact name of small business issuer as specified in its charter)

                        Delaware                      04-3332304
           (State or other jurisdiction             (IRS Employer
          of incorporation or organization)      Identification  No.)

         100  Cummings Center, Suite  235M,
              Beverly, Massachusetts                           01915
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

     Class                                                       Outstanding  at
                                                                 July  31,  2003
Class  A  Voting  Common,  $0.01  par  value  per  share              61,712,384
Class  B  Non-Voting  Common,  $0.01  par  value  per  share          68,765,726


Transitional  Small  Business  Disclosure  Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
     Consolidated  condensed  balance sheets as of June 30,
           2003 (unaudited) and December  31,  2002............................1
     Unaudited consolidated condensed statements of operations
           six months for the three and ended June 30, 2003 and 2002...........2
     Unaudited consolidated condensed statements of cash flows
           for the six months ended  June  30,  2003  and  2002................3
     Notes to unaudited consolidated condensed  financial statements...........4

ITEM  2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................8
ITEM  3.  Controls  and  Procedures...........................................16

PART  II  -  OTHER  INFORMATION
ITEM  1.  Legal  Proceedings..................................................17
ITEM  2.  Changes  in  Securities  and  Use  of  Proceeds.....................17
ITEM  3.  Defaults  Upon  Senior  Securities..................................17
ITEM  4.  Submission  of  Matters  to  Vote  of  Security  Holders............17
ITEM  5.  Other  Information..................................................17
ITEM  6.  Exhibits  and  Reports  on  Form  8-K...............................18
SIGNATURES  AND  CERTIFICATION................................................19

PART  I  .  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                         JUNE 30,
                                                           2003        DECEMBER 31,
(UNAUDITED)                                                2002
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $  1,685,981   $   1,661,213
  Accounts receivable, trade - net. . . . . . . . . .       437,856         269,566
  Prepaid expenses and other current assets . . . . .     1,199,292         375,966
  Notes receivable. . . . . . . . . . . . . . . . . .     1,085,436       1,231,474
                                                       ------------   -------------
      Total current assets. . . . . . . . . . . . . .     4,408,565       3,538,219

Property and equipment, net . . . . . . . . . . . . .     1,724,707       1,301,468
Security deposits . . . . . . . . . . . . . . . . . .        92,137          97,748
Notes receivable - related parties, net . . . . . . .             -           9,722
                                                       ------------   -------------
      Total assets. . . . . . . . . . . . . . . . . .  $  6,225,409   $   4,947,157
                                                       ============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . .  $    615,825   $     293,900
  Accounts payable. . . . . . . . . . . . . . . . . .     1,163,560       1,177,014
  Accrued expenses. . . . . . . . . . . . . . . . . .       334,655         433,942
  Deferred revenue. . . . . . . . . . . . . . . . . .        67,839         124,459
  Current portion of capital lease obligation . . . .       479,731         142,172
  Note payable - related party. . . . . . . . . . . .       232,668         211,867
  Convertible notes payable . . . . . . . . . . . . .        10,000          10,000
                                                       ------------   -------------
      Total current liabilities . . . . . . . . . . .     2,904,278       2,393,354

Notes Payable . . . . . . . . . . . . . . . . . . . .       950,815               -
Capital lease obligation, net of current portion. . .       223,977         202,222
                                                       ------------   -------------
      Total liabilities . . . . . . . . . . . . . . .     4,079,070       2,595,576
                                                       ------------   -------------
Commitments and Contingencies

Stockholders' equity:
Class A common stock, $0.01 par value;
150,000,000 shares authorized; 61,712,384
and 54,850,292 shares issued and outstanding
at June 30, 2003 and December 31, 2002 respectively,.       617,123         548,503
Class B common stock, $0.01 par value,
250,000,000 shares authorized;68,765,726
and 68,640,726 shares issued and outstanding
at June 30, 2003 and December 31, 2002, respectively.       687,657         686,407
  Additional paid-in capital. . . . . . . . . . . . .    18,658,961      17,749,748
  Warrants. . . . . . . . . . . . . . . . . . . . . .     2,077,143       1,824,833
  Common stock subscriptions receivable . . . . . . .             -        (174,908)
  Accumulated deficit . . . . . . . . . . . . . . . .   (19,894,545)    (18,283,002)
                                                       ------------   -------------
      Total stockholders' equity. . . . . . . . . . .     2,146,339       2,351,581
                                                       ------------   -------------
      Total liabilities and stockholders' equity. . .  $  6,225,409   $   4,947,157
                                                       ============   =============


The accompanying notes are an integral part of these unaudited consolidated financial statements.




LOCATEPLUS HOLDINGS COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                                             2003                  2002              2003           2002

Revenues
   Information Sales - CD Rom . . . . . . . . .  $             101,909   $            82,531   $    232,068   $    149,025
   Information Sales - Online . . . . . . . . .                572,247               310,434      1,143,496        587,981
   Information Sales - Channel. . . . . . . . .                 51,112                 5,082         95,165          9,196
   Information Sales - Wireless . . . . . . . .                  1,485                     -          2,970              -
   Engineering Services . . . . . . . . . . . .                 85,500                     -         96,167              -
                                                 ---------------------   -------------------   ------------   ------------
   Total revenues . . . . . . . . . . . . . . .                812,253               398,047      1,569,866        746,202
                                                 ---------------------   -------------------   ------------   ------------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . . . . . . .                 26,114                21,014         40,856         47,187
      Online & Channel. . . . . . . . . . . . .                615,930               218,107      1,130,907        409,090
      Wireless. . . . . . . . . . . . . . . . .                    688                     -          1,375              -
      Engineering . . . . . . . . . . . . . . .                 22,910                     -         26,025              -
   Selling and marketing. . . . . . . . . . . .                267,095               231,925        512,694        506,905
   General and administrative . . . . . . . . .                859,533               759,321      1,590,100      1,662,902
                                                 ---------------------   -------------------   ------------   ------------
      Total operating expenses. . . . . . . . .              1,792,270             1,230,367      3,301,957      2,626,084
                                                 ---------------------   -------------------   ------------   ------------
Operating loss. . . . . . . . . . . . . . . . .               (980,017)             (832,320)    (1,732,091)    (1,879,882)

Other income (expense):
   Interest income. . . . . . . . . . . . . . .                 32,952                13,525         67,365         29,951
   Interest expense . . . . . . . . . . . . . .               (174,732)              (39,900)      (251,795)       (74,644)
   Other income . . . . . . . . . . . . . . . .                  9,417                15,408         21,478         19,956
   Write-off Accrued License Fees . . . . . . .                283,500                     -        283,500              -
                                                 ---------------------   -------------------   ------------   ------------
Net loss. . . . . . . . . . . . . . . . . . . .  $            (828,880)  $          (843,287)  $ (1,611,543)  $ (1,904,619)
                                                 =====================   ===================   ============   ============
Basic and diluted net loss per share. . . . . .  $              (0.007)  $            (0.008)  $     (0.013)  $     (0.018)

Shares used in computing basic and
diluted net loss per share. . . . . . . . . . .            125,743,784           109,749,305    124,617,401    108,123,666


The accompanying notes are an integral part of these unaudited consolidated financial statements.




LOCATEPLUS HOLDINGS CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                                 2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (1,611,543)  $(1,904,619)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization of property and equipment. . . .              268,798       238,291
  Provision for doubtful accounts. . . . . . . . . . . . . . . .               38,386        22,955
  Interest expense related to warrants issued with debt. . . . .               42,244             -
  Interest expense recorded on mandatorially convertible debt. .                    -        25,398
  Amortization of notes receivable from related parties. . . . .                9,722        66,667
  Write down of accrued License Fees . . . . . . . . . . . . . .              283,500
  Expense recorded for fair value of stock, options,
  and warrants issued for services . . . . . . . . . . . . . . .               47,861       236,175
  Changes in assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .             (206,676)      (34,949)
  Prepaid expenses and other assets. . . . . . . . . . . . . . .             (212,753)     (358,951)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .             (296,954)      (13,764)
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .              (99,287)     (142,864)
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .              (56,620)      (47,972)
  Security deposits. . . . . . . . . . . . . . . . . . . . . . .                5,611        50,238
                                                                  -------------------   -----------
  Net cash used in operating activities. . . . . . . . . . . . .           (1,787,711)   (1,863,395)
                                                                  -------------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayment of purchased note receivable . . . . . . .              281,492       850,000
  Purchase of note receivable. . . . . . . . . . . . . . . . . .             (135,449)      (88,498)
  Purchases of property and equipment. . . . . . . . . . . . . .              (15,005)     (146,321)
  Proceeds from sale of property and equipment . . . . . . . . .                    -             -
                                                                  -------------------   -----------
  Net cash provided by investing activities. . . . . . . . . . .              131,038       615,181
                                                                  -------------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . . .              (48,126)            -
  Proceeds from issuance of debt . . . . . . . . . . . . . . . .            1,416,000       940,000
  Payments of obligations under capital lease. . . . . . . . . .             (315,041)      (66,913)
  Proceeds from issuance of common stock and collection of stock
           subscriptions receivable, net of issuance costs . . .              628,608     1,193,073
                                                                  -------------------   -----------
  Net cash provided by financing activities. . . . . . . . . . .            1,681,441     2,066,160
                                                                  -------------------   -----------
Net (decrease) increase in cash and cash equivalents . . . . . .               24,768       817,946

Cash and cash equivalents, beginning of period . . . . . . . . .            1,661,213       915,864
                                                                  -------------------   -----------
Cash and cash equivalents, end of period . . . . . . . . . . . .  $         1,685,981   $ 1,733,810
                                                                  ===================   ===========


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

     UNAUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2003 and the results of operations and cash flows for the three and six months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the six months ended June 30, 2003. In addition, the Company has incurred an accumulated deficit of approximately $19.9 million through June 30, 2003. The Company raised approximately $4.8 million of equity during 2002 though the sale of its equity securities and $1.4 million in the six months ended June 30, 2003 through the issuance of subordinated promissory notes. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs. Management believes the Company's current sources of liquidity, funding, and customer demand are adequate to sustain its current level of operations through the end of 2003. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff that will require the Company to obtain additional financing (through sales of equity securities or debt instruments). There can be no assurance, however that the Company's operations will be profitable or will generate sufficient cash to

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)


fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During June 2003, we entered in to an Equity Line of Credit where we may issue a put to one investor, which provides that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock for a purchase price equal to 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our Class A Voting Common Stock during the ten day period following that notice. The number of shares that we will be permitted to put pursuant to the Investment Agreement will be limited by our Class A Voting Common Stock's trading volume and other factors. This agreement was subsequently cancelled prior to our exercise of the put right.


2.     PREPAID  EXPENSES

Included in prepaid expenses is $360,000 paid to NFC Corporation by issuing 2.5 million shares of Class A Voting Common stock for investor relation services. The Stock was valued at $0.18, the market price on the date of issue, or $450,000. To date, $90,000 has been used to pay for services provided by NFC.

Also included in prepaid expenses is $275,000 to Professional Media Services. This is the remaining eleven months of a 12 month agreement for promotion services.

3.      NOTES  RECEIVABLE

Included in Notes Receivable is a demand promissory note receivable with an unrelated leasing company, which carries an 11% interest rate. $1,000,000 was advanced to the leasing company in the fourth quarter of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at June 30, 2003 was approximately $889,000.

     Included in Notes Receivable is an unsecured note receivable from an unaffiliated entity. There is an oral agreement from the Company to advance up to $250,000 on this note. The Company is currently performing administrative and bookkeeping services for that entity in exchange for approximately $1,000 per month. The remaining balance of the note receivable at June 30, 2003 was approximately $197,000. There is no stated interest rate on these advances but the Company believes it is entitled to warrants that would allow it to buy stock in the unrelated entity; however, the terms and conditions of the warrants have yet to be agreed on.

4.     STOCK  OPTIONS

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock -based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 145") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the six months ended June 30, 2003:


Net loss as reported. . . . . . . . . . . . . . . . . . . . . . . . .  $(1,611,543)
Add: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects. .     (102,899)
Pro forma net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,714,442)
---------------------------------------------------------------------  ------------
Pro forma net loss per share: Basic and Diluted . . . . . . . . . . .  $    (0.014)

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)


The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 29%; average risk-free interest rate of 3.54%; and an expected option holding period of 6 years.

5.     NOTES  PAYABLE

During 2003, the Company received $1.4 million, net of issuance costs, by issuing subordinated promissory notes with simple interest between 10% and 12% per annum. The Company is required to pay $75,000 of the notes require repayment within twelve months from issuance and the remaining are notes required to be repaid eighteen months from issuance. In conjunction with the notes, warrants to purchase 1.5 million shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

The Company allocated the investment proceeds beteween the notes and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $125,502, which was recorded as debt discount, a reduction of the carrying amount of the notes. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 29% volatility, 3.6% average risk-free interest rate, a ten-year life and an underlying Class B Non-Voting Common Stock value of $0.14 per share.

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


                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED

                                    JUNE 30,     JUNE 30,
                                      2003         2002         2003       2002
(UNAUDITED)                        (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Information sales:
   CD Rom . . . . . . . . . . . .      101,909       82,531      232,068  149,025
   Online and Channel . . . . . .      623,359      315,516    1,238,661  597,177
                                   -----------  -----------  -----------  -------
Total information sales . . . . .      725,268      398,047    1,470,729  746,202
                                   ===========  ===========  ===========  =======
Costs of revenues:
   CD Rom . . . . . . . . . . . .       26,114       21,014       40,856   47,187
   Online and Channel . . . . . .      638,840      218,107    1,156,933  409,090
                                   -----------  -----------  -----------  -------
Total costs of information sales.      664,994      239,121    1,197,789  456,227
                                   ===========  ===========  ===========  =======

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)


8.     NET  LOSS  PER  SHARE

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding during the period.
Potential common shares from the exercise of stock options and warrants are antidilutive for all periods presented and were not included in the computations of diluted net loss per share.

9.     SUBSEQUENT  EVENTS

In July, 2003 two option holders exercised their option to purchase a total of 85,000 shares of Class A voting common at $0.20 per share.

During June 2003, we issued a put to one investor, which provides that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. This agreement was subsequently cancelled, and on August 5, 2003, we entered into a new agreement with that investor, pursuant to which we issued a put to that investor. The put provides us with the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class a Voting Common Stock during a ten day pricing period. The number of shares that we may sell to the Investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions.

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

     During the quarter ended June 30, 2003 we launched our new patent pending Bull's-Eye technology. Bull's-Eye is the first search tool in its industry that allows users to correctly identify a person's current address based upon currently available information. Typically, when a search is performed on an individual using existing technologies in the marketplace, a number of addresses are pulled from a database of public records. Bull's-Eye enhances or improves the search process by cross-referencing current public utility and telephone records with historical data in order to more efficiently and precisely identify a person's current address.

     Through one click of the mouse, the search tool technology is instantly activated and places a "Bull's-Eye" marking next to the individual's current address. Bull's-Eye is embedded in the Company's "Report" option at no charge. Bull's-Eye is marketed through the Company's existing network of resellers and channel partners.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In the six months ended June 30, 2002 and 2003, we recorded $168,300 and $793,514, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and equivalents, short term investments and notes receivable. Interest expense is primarily attributable to various notes issued in through June 30, 2003. As of June 30, 2003, we had notes payable (current and long-term) totaling $1,809,307.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $1.6 million in the six months ended June 30, 2003 and $1.9 million in the six months ended June 30, 2002. Our accumulated deficit as June 30, 2003 was approximately $19.9 million. We raised approximately $4.8 million from sales of our equity securities during 2002 and $1.4 million from the sale of debt instruments during the six months ended June 30, 2003. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We believe our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations through the end of 2003.
However, we anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2003 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. There can be no assurance, however, that additional capital will be available to us, however, or if it is available, that it will be on favorable terms.

RESULTS  OF  OPERATIONS

     THREE  MONTHS  ENDED  JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30,
2002

     Revenues. Revenue from our Worldwide InformationTM CD-ROM product increased to $101,909 for the three months ended June 30, 2003 from $82,531 for the three months ended June 30, 2002, an increase of 23%. This increase was the result of increased unit sales. Revenue from our Internet-based product, LocatePLUS, increased to $572,247 for the three months ended June 30, 2003 as compared to $310,434 for the three months ended June 30, 2002, an increase of 84%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 12,461 at June 30, 2003 from 8,190 at June 30, 2002, an increase of 52%. Revenue from channel partners increased to $51,112 from $5,082 an increase of 906%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of channel partners has increased from one at June 30, 2002 to four at June 30, 2003. Revenue from our wireless product, LocatePLUS AnyWhere , was $1,485 during the three months ended June 30, 2003. LocatePLUS AnyWhere was launched in late 2002, and, as a result, no wireless revenue was recognized in the three months ended June 30, 2002. We expect online revenue to continue to grow at the same pace with both partner and wireless to grow rapidly.

     Costs of revenues. For the three months ended June 30, 2003, costs of revenue for Worldwide InformationTM were $26,114 as compared to $21,014 for the three months ended June 30, 2002, an increase of 24%. The increase is attributable to an increase in the cost of the data associated with the sale of CD-ROMs during the quarter. For the three months ended June 30, 2003, our costs of revenue associated with LocatePLUS online and channel were $615,930 as compared to $218,107 for the three months ended June 30, 2002, an increase of 97%. The increase in cost is attributable to the cost of acquiring of additional data sets. Costs of revenue associated with LocatePLUS are not expected to increase dramatically over the next twelve months as we have acquired most of the data planned for that product. Costs of revenue for LocatePLUSAnywhere was $688 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. It is anticipated that the partnership will generate a royalty stream to us with limited associated costs of revenue.

Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2003 were $267,095, as compared to $231,925 for the three months ended June 30, 2002, an increase of approximately 15%. We expect selling and marketing expense to increase in the future as we increase the size of our sales staff.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2003 were $859,533 as compared to $759,321 for the three months ended June 30, 2002, an increase of 13%. This increase is attributable to an increase in costs associated with investor relation activities.

Interest income. Interest income increased to $32,952 for the three months ended June 30, 2003, from $13,525 for the three months ended June 30, 2002. This increase is attributable to interest earned on notes receivable in 2003, for which there was no equivalent interest income in 2002.

     Interest expense. Interest expense increased to $174,732 for the three months ended June 30, 2003, from $39,900 for the three months ended June 30, 2002. This increase is primarily attributable to interest on notes issued in 2003 for which there was no equivalent interest expense in 2002.

     Other income. Other income decreased to $9,417 for the three months ended June 30, 2003, from $15,408 for the three months ended June 30, 2002. This decrease is attributable to a reduction in income recorded for the repayment of previously written off debt.

Write off of accrued license fees. During the three months ended June 30, 2003 we wrote off $283,500 in accrued license fees. These fees were accrued in 2001 to account for potential liability associated with one of our data providers. The potential liability was eliminated upon the signing of a new data agreement with this provider.

     SIX  MONTHS  ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Revenues. Revenue from our Worldwide InformationTM CD-ROM product increased to $232,068 for the six months ended June 30, 2003 from $149,025 for the six months ended June 30, 2002, an increase of 56%. This increase was the result of timing differences for CD-ROM releases between 2002 and 2003 as well as increased unit sales. Revenue from our Internet-based product, LocatePLUS, increased to $1,143,496 for the six months ended June 30, 2003 as compared to $587,981 for the six months ended June 30, 2002, an increase of 94%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 12,461 at June 30, 2003 from 8,190 at June 30, 2002, an increase of 52%. Revenue from channel partners increased to $95,196 from $9,196 an increase of 935%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of channel partners has increased from one at June 30, 2002 to four at June 30, 2003. Revenue from our wireless product, LocatePLUS AnyWhere , was $2,970 during the six months ended June 30, 2003. LocatePLUS AnyWhere was launched in late 2002, and, as a result, no wireless revenue was recognized in the six months ended June 30, 2002. We expect online revenue to continue to grow at the same pace with both partner and wireless to grow rapidly.

     Costs of revenues. For the six months ended June 30, 2003, costs of revenue for Worldwide InformationTM were $40,856 as compared to $47,187 for the six months ended June 30, 2002, a decrease of 13%. The decrease is attributable to a reduction in the cost of the data associated with producing CD-ROMs. For the six months ended June 30, 2003, our costs of revenue associated with LocatePLUS online and channel were $1,130,907 as compared to $409,090 for the six months ended June 30, 2002, an increase of 176%. The increase in cost is attributable to the cost of acquisition of additional data sets. Costs of revenue associated with LocatePLUS are not expected to increase dramatically over the next twelve months as we have acquired most of the data planned for that product. Costs of revenue for LocatePLUSAnywhere was $1,375 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. It is anticipated that the partnership will generate a royalty stream to us with limited associated costs of revenue.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2003 were $512,694, as compared to $506,905 for the six months ended June 30, 2002, an increase of approximately 1%. We expect selling and marketing expense to increase in the future as we increase the size of our sales staff.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2003 were $1,590,100, as compared to $1,662,902 for the six months ended June 30, 2002, a decrease of 4%. This decrease is attributable to a reduction in non-cash compensation recorded for consulting and advisory services, as well as decreased expenses associated with the reconciliation and consolidation of various stockholder records in 2002.

Interest income. Interest income increased to $67,365 for the six months ended June 30, 2003, from $29,951 for the six months ended June 30, 2002. This increase is attributable to interest earned on notes receivable in 2003, for which there was no equivalent interest income in 2002.

     Interest expense. Interest expense increased to $251,795 for the six months ended June 30, 2003, from $74,644 for the six months ended June 30, 2002. This increase is primarily attributable to interest on a short-term demand loan and additional notes issued in 2003 for which there was no equivalent interest expense in 2002.

     Other income. Other income increased to $21,478 for the six months ended June 30, 2003, from $19,956 for the six months ended June 30, 2002. This increase is attributable to income recorded for the repayment of previously written off debt.

Write off of accrued license fees. During the six months ended June 30, 2003 we wrote off $283,500 in accrued license fees. These fees were accrued in 2001 to account for potential liability associated with one of our data providers. The potential liability was eliminated upon the signing of a new data agreement with this provider.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through December 31, 2002, we raised approximately $19.9 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. During 2002, our financing activities provided approximately $4.8 million of cash, principally through the sale of Units in our initial public offering and a private placement of Class B Non-voting Common Stock. As of June 30, 2003, our cash and investments totaled $1,685,981.

     During 2002 and six months ended June 30, 2003, we used approximately $3.1 million and $1.8 million, respectively, in operating activities principally to fund our net losses.

During 2001, we loaned $1.0 million and again in 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of those loan. These loans are payable upon our demand to Andover and bear interest at 10% and 11% per annum, respectively. As of June 30, 2003, approximately $889,000 on these loans remain outstanding.

     Between May and August 2002 we received $314,000 in cash by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes called for their repayment one year from date of issuance. These notes were repaid in October 2002.

     On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note collateralized by all of our assets and a personal guaranty by the Chief Executive Officer (including a pledge of five million shares of the Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage on certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. As of October 2002, $600,000 had been repaid on this note, however the terms of this loan called for its repayment in full, including accrued interest, by the earlier of October 3, 2002 or two business days after the closing of the initial public offering. As a result, effective October 3, 2002, the terms of this note were renegotiated, and all accrued interest and principal on the note were converted to a $285,000 demand note with an interest payable at 42% per annum. All interest has been paid on this note and as of June 30, 2003, the principal balance remained outstanding.

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

     We raised approximately $4.8 million through the sale of equity securities during 2002. However, we anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2003 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may be accomplished through the issuance of future debt instruments or equity securities. There can be no assurance, however, that additional capital will be available to us, however, or if it is available, that it will be on favorable terms.

     Through March 31, 2003, we received $440,000, net of issuance costs, by sales of subordinated promissory notes bearing simple interest at 10% per annum. We are required to repay $75,000 within twelve months from the date of issuance and the balance within eighteen months from the date of issuance.

- Through May 2003, we received $1,100,000 net of issuance costs by sales of subordinated notes payable with detachable warrants. The notes have an eighteen-month term and bear interest at a rate of 12% per annum payable monthly. The detachable warrants were for the purchase of 1,300,000 shares of the Company's Class B Non-Voting Common Stock at $0.10 per share.

- During 2003, we received $398,000 by issuing units at $0.16 per unit. Each unit consists of one share of Class A Voting Common stock and a warrant which is convertible into three shares of Class A Voting Common Stock with an exercise price at $0.16 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common Stock per warrant without any cash payment.

- During June 2003, we issued 2,500,000 shares of Class A Voting Common Stock to one investor and 125,000 shares of Class B Non-Voting Common Stock to three different investors.

- During June 2003, we issued a put to one investor, which provides that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. During June 2003, we issued a put to one investor, which provides that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. This agreement was subsequently cancelled, and on August 5, 2003, we entered into a new agreement with that investor, pursuant to which we issued a put to that investor. The put provides us with the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class a Voting Common Stock during a ten day pricing period. The number of shares that we may sell to the Investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions.


COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2005. Future minimum payments under our non-cancelable operating leases total $870,045.

CAPITAL  LEASES

     Through June 30, 2003, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2005. Future minimum lease payments under our non-cancelable capital leases total $831,936.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $1,665,500 through 2005.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Through May 2003, we issued notes payable with detachable warrants in exchange for $1,500,000. The notes have an eighteen-month term and bear interest at a rate of 12% per annum payable monthly. The detachable warrants were for the purchase of 1,300,000 shares of the Company's Class B Non-Voting Common Stock at $0.10 per share.

     During 2003, we received $440,000, net of issuance costs, by issuing subordinated promissory notes with simple interest at 10% per annum. The terms on $75,000 of the notes require repayment 12 months from issuance and the remaining notes require repayment 18 months from issuance. In conjunction with the notes, warrants to purchase 485,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued

     During 2003, we received $398,000 by issuing units at $0.16 per unit. Each unit consists of one share of Class A Voting Common stock and a warrant which is convertible into three shares of Class A Voting Common Stock with an exercise price at $0.16 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common Stock per warrant without any cash payment.

     During June 2003, we issued 2,500,000 shares of Class A Voting Common Stock to one investor and 125,000 shares of Class B Non-Voting Common Stock to three different investors.

     During June 2003, we issued a put to one investor, which provides that we, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock.

During August we canceled a put we issued to one investor, which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. We subsequently entered into a similar put with the same investor which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended June 30, 2003.

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


     LOCATEPLUS  HOLDINGS  CORPORATION
     (Registrant)



SIGNATURE                                TITLE                        DATE
------------------------   ------------------------------------  ------------
/s/  Jon  R.  Latorella    Chairman of the Board, President and  August 13, 2003
------------------------   Chief  Executive  Officer
  Jon R. Latorella

/s/  James  C.  Fields     Acting  Chief  Financial  Officer,    August 13, 2003
------------------------   Treasurer  and  Secretary  (Chief
  James C. Fields          Accounting  Officer)