Form 10QSB
period 2003-09-30
LOCATEPLUS HOLDINGS CORP
filed 2003-11-13
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     For  the  quarterly  period  ended   September  30,  2003
                                         ---------------------


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

     Class                                                       Outstanding  at
                                                               October 31,  2003
Class  A  Voting  Common,  $0.01  par  value  per  share              61,712,384
Class  B  Non-Voting  Common,  $0.01  par  value  per  share          68,765,726


Transitional  Small  Business  Disclosure  Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements

Consolidated  condensed  balance  sheets  as  of
     September  30,  2003  (unaudited)  and  December  31,  2002...............1
Unaudited  consolidated  condensed  statements  of  operations  for the  three  and  nine  months  ended  September  30,  2003  and  2002.....2
Unaudited  consolidated  condensed  statements  of  cash  flows for  the  nine  months  ended  September  30,  2003  and  2002............3
     Notes  to  unaudited  consolidated  condensed  financial statements.......4

ITEM  2.  Management's  Discussion  and  Analysis  of
     Financial  Condition  and  Results  of  Operations........................8
ITEM  3.  Controls  and  Procedures...........................................17
PART  II  -  OTHER  INFORMATION
ITEM  1.  Legal  Proceedings..................................................18
ITEM  2.  Changes  in  Securities  and  Use  of  Proceeds.....................18
ITEM  3.  Defaults  Upon  Senior  Securities..................................18
ITEM  4.  Submission  of  Matters  to  Vote  of  Security  Holders............18
ITEM  5.  Other  Information..................................................18
ITEM  6.  Exhibits  and  Reports  on  Form  8-K...............................19
SIGNATURES  AND  CERTIFICATION................................................20

PART  I  .  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS



LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    SEPTEMBER 30,
                                                        2003         DECEMBER 31,
(UNAUDITED)                                             2002
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $    1,499,721   $   1,661,213
  Accounts receivable, trade - net. . . . . . . .         500,715         269,566
  Prepaid expenses and other current assets . . .       1,203,574         375,966
  Notes receivable. . . . . . . . . . . . . . . .         945,492       1,231,474
                                                   ---------------  --------------
      Total current assets. . . . . . . . . . . .       4,149,502       3,538,219
                                                   ---------------  --------------
Property and equipment, net . . . . . . . . . . .       1,639,480       1,301,468
Security deposits . . . . . . . . . . . . . . . .         110,337          97,748
Other Assets. . . . . . . . . . . . . . . . . . .          40,986           9,722
                                                   ---------------  --------------
      Total assets. . . . . . . . . . . . . . . .  $    5,940,305   $   4,947,157
                                                   ===============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . .  $      577,722   $     293,900
  Accounts payable. . . . . . . . . . . . . . . .       1,073,745       1,177,014
  Accrued expenses. . . . . . . . . . . . . . . .         339,919         433,942
  Deferred revenue. . . . . . . . . . . . . . . .          72,412         124,459
  Current portion of capital lease obligation . .         484,523         142,172
  Note payable - related party. . . . . . . . . .         243,068         211,867
  Convertible notes payable . . . . . . . . . . .          10,000          10,000
                                                   ---------------  --------------
      Total current liabilities . . . . . . . . .       2,801,389       2,393,354
                                                   ---------------  --------------
Notes Payable . . . . . . . . . . . . . . . . . .       1,149,893
Capital lease obligation, net of current portion.         128,487         202,222
                                                   ---------------  --------------
      Total liabilities . . . . . . . . . . . . .       4,079,769       2,595,576
                                                   ---------------  --------------
Commitments and Contingencies

Stockholders' equity:
  Class A common stock, $0.01 par value;
 150,000,000 shares authorized;
 65,476,003 and 54,850,292 shares
 issued and outstanding at September 30, 2003
 and December 31, 2002 respectively,. . . . . . .         654,760         548,503
  Class B common stock, $0.01 par value,
 250,000,000 shares authorized;
 69,136,096 and 68,640,726 shares
 issued and outstanding at September 30, 2003
 and December 31, 2002, respectively. . . . . . .         691,361         686,407
  Additional paid-in capital. . . . . . . . . . .      19,258,151      17,749,748
  Warrants. . . . . . . . . . . . . . . . . . . .       2,192,039       1,824,833
  Common stock subscriptions receivable . . . . .               -        (174,908)
  Accumulated deficit . . . . . . . . . . . . . .     (20,935,775)    (18,283,002)
                                                   ---------------  --------------
      Total stockholders' equity. . . . . . . . .       1,860,535       2,351,581
                                                   ---------------  --------------
      Total liabilities and stockholders' equity.  $    5,940,305   $   4,947,157
                                                   ===============  ==============


The accompanying notes are an integral part of these unaudited consolidated financial statements.




LOCATEPLUS HOLDINGS COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE               FOR THE NINE
                                                        MONTHS  ENDED               MONTHS  ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                     2003           2002           2003           2002
                                                 -------------  -------------  -------------  -------------
Revenues
   Information Sales - CD Rom . . . . . . . . .  $    150,245   $     72,684   $    382,313   $    221,709
   Information Sales - Online . . . . . . . . .       638,227        370,619      1,781,723        958,600
   Information Sales - Channel Partner. . . . .        54,214         11,945        149,379         21,141
   Information Sales - Wireless . . . . . . . .         1,485              -          4,455              -
   Engineering Services . . . . . . . . . . . .             -              -         96,167              -
                                                 -------------  -------------  -------------  -------------
   Total revenues . . . . . . . . . . . . . . .       844,171        455,248      2,414,037      1,201,450
                                                 -------------  -------------  -------------  -------------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . . . . . . .        21,304         15,691         62,160         62,878
      Online & Channel Partner. . . . . . . . .       660,812        293,614      1,791,719        702,704
      Wireless. . . . . . . . . . . . . . . . .           687              -          2,062              -
      Engineering . . . . . . . . . . . . . . .             -              -         26,025              -
   Selling and marketing. . . . . . . . . . . .       244,440        249,538        757,134        756,443
   General and administrative . . . . . . . . .       789,450        752,041      2,379,550      2,414,943
                                                 -------------  -------------  -------------  -------------
      Total operating expenses. . . . . . . . .     1,716,693      1,310,884      5,018,650      3,936,968
                                                 -------------  -------------  -------------  -------------
Operating loss. . . . . . . . . . . . . . . . .      (872,522)      (855,636)    (2,604,613)    (2,735,518)

Other income (expense):
   Interest income. . . . . . . . . . . . . . .        29,860         12,097         97,225         42,048
   Interest expense . . . . . . . . . . . . . .      (210,780)      (161,348)      (462,575)      (235,992)
   Other income . . . . . . . . . . . . . . . .        12,212         10,520         33,690         30,476
   Write-off Accrued License Fees . . . . . . .             -              -        283,500              -
                                                 -------------  -------------  -------------  -------------
Net loss. . . . . . . . . . . . . . . . . . . .  $ (1,041,230)  $   (994,367)  $ (2,652,773)  $ (2,898,986)
                                                 =============  =============  =============  =============
Basic and diluted net loss per share. . . . . .  $     (0.008)  $     (0.009)  $     (0.021)  $     (0.027)

Shares used in computing basic
and diluted net loss per share. . . . . . . . .   131,375,232    109,749,306    126,870,011    108,665,546


The accompanying notes are an integral part of these unaudited consolidated financial statements.




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE  NINE
                                                                           MONTHS  ENDED
                                                                           SEPTEMBER  30,
                                                                          2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,652,773)   ($2,898,986)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization of property and equipment . . . . .      418,680        353,684
   Provision for doubtful accounts . . . . . . . . . . . . . . . . .       70,396         30,877
   Interest expense related to warrants issued with convertible debt      203,245              -
   Interest expense recorded on mandatorially convertible debt . . .            -         38,986
   Amortization of notes receivable from related parties . . . . . .        9,722        100,001
   Write down of accrued License Fees. . . . . . . . . . . . . . . .      283,500              -
   Expense recorded for fair value of stock
   , options, and warrants issued for services . . . . . . . . . . .       47,861        236,177
   Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . .     (301,546)       (72,894)
     Prepaid expenses and other assets . . . . . . . . . . . . . . .     (198,826)           406
     Deferred offering costs . . . . . . . . . . . . . . . . . . . .            -       (451,631)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     (441,226)       282,410
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .      (94,023)        57,191
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .      (52,047)       (69,815)
     Security deposits . . . . . . . . . . . . . . . . . . . . . . .      (12,589)        50,238
                                                                     -------------  -------------
     Net cash used in operating activities . . . . . . . . . . . . .   (2,719,626)    (2,343,356)
                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Principal repayment of purchased note receivable. . . . . . . . . .      461,519        875,000
 Purchase of note receivable . . . . . . . . . . . . . . . . . . . .     (175,537)      (106,080)
 Purchases of property and equipment . . . . . . . . . . . . . . . .      (28,136)      (145,299)
 Proceeds from sale of property and equipment. . . . . . . . . . . .            -              -
                                                                     -------------  -------------
     Net cash provided by investing activities . . . . . . . . . . .      257,846        623,621
                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of cash overdraft
 Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . .     (101,710)             -
 Proceeds from issuance of debt. . . . . . . . . . . . . . . . . . .    1,573,500      1,064,500
 Payments of obligations under capital lease . . . . . . . . . . . .     (456,710)      (119,216)
 Proceeds from issuance of common stock
 and collection of stock
   subscriptions receivable, net of issuance costs . . . . . . . . .    1,285,208      1,193,073
 Deposit for units . . . . . . . . . . . . . . . . . . . . . . . . .            -        959,229
                                                                     -------------  -------------
     Net cash provided by financing activities . . . . . . . . . . .    2,300,288      3,097,586
                                                                     -------------  -------------
Net (decrease) increase in cash and cash equivalents . . . . . . . .     (161,492)     1,377,851

Cash and cash equivalents, beginning of period . . . . . . . . . . .    1,661,213        915,864
                                                                     -------------  -------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . .  $ 1,499,721   $  2,293,715
                                                                     =============  =============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS



1.     NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

COMPANY
     LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also as part of that restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. On September 1, 2003, LocatePLUS Holdings Corporation announced the acquisition of the assets of Project Entersect Corporation a provider of data technology. In connection with this acquisition, LocatePLUS Holdings Corporation's wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Entersect. All intercompany accounts are eliminated in consolidation.

     The Company provides access to public information such as bankruptcies, real estate transactions and motor vehicles and drivers' licenses to commercial, private sector and law enforcement entities in the United States. In 1999 and prior periods, this information was delivered to customers on compact disks. In March 2000, the Company began providing information through the Internet. In 2002, the Company began providing this information through the use of handheld wireless devices.

     UNAUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2003 and the results of operations and cash flows for the three and nine months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, which are contained in LocatePlus Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003, as amended on Form 10-KSB/A filed with the Commission on April 30, 2003.

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the nine months ended September 30, 2003. In addition, the Company has incurred an accumulated deficit of approximately $20.9 million through September 30, 2003. The Company raised approximately $4.8 million of equity during 2002 through the sale of its equity securities and $2.8 million in the nine months ended September 30, 2003 through the issuance and sale of equity and subordinated promissory notes. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs. Management believes the Company's current sources of liquidity, funding, and customer demand are adequate to sustain its current level of operations through the end of

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)


2003. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff that will require the Company to obtain additional financing (through sales of equity securities or debt instruments). There can be no assurance, however that the Company's operations will be profitable or will generate sufficient cash to fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During August 2003, the Company issued a put to one investor, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions.


2.     PREPAID  EXPENSES

Included in prepaid expenses is $360,000 paid to NFC Corporation, in the form of 2,500,000 shares of the Company's Class A Voting Common Stock, for investor relation services. These shares were valued at $0.18 per share, the market price on the date of issue, or $450,000. To date, $90,000 of that amount has been used to pay for services provided to the Company by NFC.

Also included in prepaid expenses is $25,000 made in connection with the Company's analysis of business opportunities relating to data and biometrics and a $15,000 deposit made in connection with the Company's acquisition of Voice
Power  Technologies  (see  Note  10  -  Subsequent  Events).

3.      ACQUISITION

On September 1, 2003, the Company acquired the assets of Project Entersect Corporation. The acquisition was accounted for as a purchase and is recorded and reflected with the Company's operations from the time of purchase through September 30, 2003.

4.     NOTES  RECEIVABLE

Included in Notes Receivable is a demand promissory note receivable from an unrelated leasing company, which carries an 11% interest rate. $1,000,000 was advanced to the leasing company in the fourth quarter of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at September 30, 2003 was approximately $889,000.

     Included in Notes Receivable is an unsecured note receivable from an unaffiliated entity. There is an oral agreement between this third party and the Company pursuant to which the Company will advance up to $250,000 on this note. The Company is currently performing administrative and bookkeeping services for that third party in exchange for fees of approximately $1,000 per month. The balance of the note receivable at September 30, 2003 was approximately $57,000. There is no stated interest rate on this note, and certain terms and conditions related to this arrangement (including, among other things, the Company's right to receive warrants to purchase shares of the third party's stock) are to be negotiated.


5.     STOCK  OPTIONS

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 145") for employee stock

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)

option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the nine months ended September 30, 2003:



Net loss as reported . . . . . . . . . . . . . .  $(2,652,773)
Add: Total stock-based employee compensation
expense determined under fair value based method
 for all awards, net of related tax effects. . .     (110,515)
Pro forma net loss . . . . . . . . . . . . . . .  $(2,763,288)
------------------------------------------------  ------------
Pro forma net loss per share: Basic and Diluted.  $    (0.022)
------------------------------------------------  ------------



The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 29%; average risk-free interest rate of 3.54%; and an expected option holding period of 6 years.

1.     NOTES  PAYABLE

During 2003, the Company received $1.6 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. $75,000 of the notes are due and payable within twelve months of their issuance and the remaining are required to be repaid within eighteen months of their issuance. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

The Company allocated the investment proceeds between the notes and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $199,329, which was recorded as debt discount, a reduction of the carrying amount of the notes. This amount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 29% volatility, 3.6% average risk-free interest rate, a ten-year life and an underlying Class B Non-Voting Common Stock value of $0.14 per share.

2.     LEGAL  PROCEEDINGS

The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. There are no pending or known actions for which the amount of ultimate liability could have a material adverse effect on the Company's financial position or results of operations.

3.     SEGMENT  INFORMATION

The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by the nature of products and services provided. The Company measures and evaluates its two reportable segments based on revenues and costs of revenues. The CD ROM segment provides information on motor vehicles and drivers' licenses, contained on compact disks. The Online and Channel Partner segment provides information on individuals throughout the United States of America through the Company's website and through wireless devices. No material operating costs, other than costs of revenues, or assets and liabilities relate to the CD ROM segment. The Company's operations are entirely in the United States of America and as a result no geographical information has been presented.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)




                                          FOR THE THREE             FOR  THE  NINE
                                          MONTHS  ENDED              MONTHS  ENDED
                                          SEPTEMBER 30,              SEPTEMBER  30,
                                       2003          2002          2003         2002
                                    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Information sales:
   CD Rom . . . . . . . . . . . .  $    150,245  $     72,684  $    382,313  $  221,709
   Online and Channel . . . . . .       692,441       382,564     1,931,102     979,741
                                   ------------  ------------  ------------  -----------
Total information sales . . . . .  $    842,686  $    455,248  $  2,313,415  $1,201,450
                                   ------------  ------------  ------------  -----------
Costs of revenues:
   CD Rom . . . . . . . . . . . .  $     21,304  $     15,691  $     62,160  $   62,878
   Online and Channel . . . . . .       660,812       293,614     1,791,719     702,704
                                   ------------  ------------  ------------  -----------
Total costs of information sales.  $    682,116  $    312,005  $  1,853,879  $  765,582
                                   ------------  ------------  ------------  -----------



1.     NET  LOSS  PER  SHARE

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding during the period. Shares of both classes of the Company's Common Stock potentially issuable upon the exercise of stock options and warrants are antidilutive for all periods presented and were not included in the computations of diluted net loss per share.

2.     SUBSEQUENT  EVENTS


On October 17, 2003, the Company announced the acquisition of Voice Power Technologies, Inc., a Texas based provider of data technology. In connection with this acquisition, Voice Power Technologies, Inc. merged with and into the Company's wholly-owned subsidiary, Dataphant, Inc. As consideration for the merger, shareholders of Voice Power Technologies, Inc. received an aggregate of 2,500,000 shares of LocatePLUS Class B Non-voting Common Stock. At September 30, 2003, there was $15,000 in prepaid expenses related to this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our unaudited consolidated financial statements and related notes included elsewhere in this quarterly report. This report contains forward-looking statements which are subject to certain risks and uncertainties that may cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to, uncertainties relating to our ability to successfully compete in our industry, uncertainties regarding our ability to obtain financial and other resources for our product development and commercial activities, and uncertainties relating to privacy regulations. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made. Further discussion of risk factors is also available in our registration statements filed with the Securities and Exchange Commission.

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

     We distribute our content both directly (through the Internet and wirelessly in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty.

From time to time, we also provide engineering services in connection with the implementation and rollout of our channel partnership arrangements.

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

     During the quarter ended June 30, 2003 we launched our new patent-pending Bull's-Eye technology, which is currently integrated into a LocatePLUS product. Bull's-Eye is the first search tool in our industry that allows users to correctly identify a person's current address based upon certain currently available information. Typically, when a search is performed on an individual using competing technologies, a number of addresses are pulled from a database of public records. Bull's-Eye enhances or improves the search process by cross-referencing current public utility and telephone records with historical data to more accurately identify a person's current address.

     Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Revenue from our LocatePLUS product is recognized when requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectibility is reasonably assured. We charge our fees to customers' credit cards (in the case of approximately 60% of our current LocatePLUS customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our current LocatePLUS customer base).

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the nine months ended September 30, 2002 and 2003, we recorded $273,617 and $1,238,922, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

     Our selling and marketing expenses consist of salaries and commissions paid to sales representatives for the products that we offer, as well as direct mail advertising campaigns and magazine and Internet-banner advertisements.

     General and administrative expenses consist of payroll and related expenses for non-sales, non-research and development and executive and administrative personnel, facilities expenses, insurance, professional services, travel and other miscellaneous expenses.

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through September 30, 2003. As of September 30, 2003, we had notes payable (current and long-term) totaling $1,980,683.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $2.7 million during the nine months ended September 30, 2003 and $2.9 million during the nine months ended September 30, 2002. Our accumulated deficit as September 30, 2003 was approximately $20.9 million. We raised approximately $4.8 million from sales of our equity securities during 2002 and $2.8 million from the sale of equity and debt instruments during the nine months ended September 30, 2003. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. We believe that our cash resources are adequate to sustain our operations through the end of 2003.

     On September 1, 2003, LocatePLUS Holdings Corporation announced the acquisition of the assets of Project Entersect Corporation, a provider of data technology. In connection with this acquisition, LocatePLUS Holdings Corporation's wholly-owned subsidiary, Certifion Corporation acquired all of the assets of Entersect.

On October 17, 2003, Voice Power Technologies, Inc., a Texas based provider of data technology, merged with and into LocatePLUS Holdings Corporation's wholly-owned subsidiary, Dataphant, Inc. As consideration for the merger, shareholders of Voice Power Technologies, Inc. received an aggregate of 2,500,000 shares of our Class B Non-voting Common Stock.

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product increased to $150,245 for the three months ended September 30, 2003 from $72,684 for the three months ended September 30, 2002, an increase of 107%. This increase was the result of increased unit sales and timing of shipment differences from 2002. Revenues from our Internet-based product, LocatePLUS, increased to $638,227 for the three months ended September 30, 2003, as compared to $370,619 for the three months ended September 30, 2002, an increase of 72%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 13,328 at September 30, 2003 from 9,441 at September 30, 2002, an increase of 41%. Revenue from channel partners increased to $54,214 from $11,945 an increase of 354%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of channel partners has increased from one at September 30, 2002 to four at September 30, 2003. Revenues from our wireless product, LocatePLUS AnyWhere , were $1,485 during the three months ended September 30, 2003. LocatePLUS AnyWhere was launched in late 2002, and, as a result, no wireless revenue was recognized in the three months ended September 30, 2002. We expect online revenues as well as revenues from channel partners and from our wireless product to continue to grow at the same pace with both partner and wireless to grow rapidly. We also realized $96,167 of engineering services revenue in 2003, and realized no engineering revenue in 2002.

     Costs of revenues. For the three months ended September 30, 2003, costs of revenues for Worldwide InformationTM were $21,304 as compared to $15,691 for the three months ended September 30, 2002, an increase of 36%. The increase is attributable to a higher number of CD-ROM releases produced during 2003 than in 2002. For the three months ended September 30, 2003, our costs of revenues associated with LocatePLUS online and channel were $660,812 as compared to $293,614 for the three months ended September 30, 2002, an increase of 125%. The increase in cost is attributable to the cost of acquiring of additional data sets. Costs of revenue associated with LocatePLUS are not expected to increase dramatically over the next twelve months as we have acquired most of the data planned for that product. Costs of revenues for LocatePLUS Anywhere was $687 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. It is anticipated that the partnership will generate a royalty stream to us with limited associated costs of revenues.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2003 were $244,440, as compared to $249,538 for the three months ended September 30, 2002, a decrease of approximately 2%. We expect selling and marketing expense to increase in the future as we increase the size of our sales staff.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2003 were $789,450 as compared to $752,041 for the three months ended September 30, 2002, an increase of 5%. This increase is attributable primarily to an increase in costs associated with investor relations activities.

Interest income. Interest income increased to $29,860 for the three months ended September 30, 2003, from $12,097 for the three months ended September 30, 2002. This increase is attributable to interest earned on notes receivable in 2003, for which there was no equivalent interest income in 2002.

     Interest expense. Interest expense increased to $210,780 for the three months ended September 30, 2003, from $161,348 for the three months ended September 30, 2002. This increase is primarily attributable to interest on notes payable issued in 2003 for which there was no equivalent interest expense in 2002.

Other income. Other income increased to $12,212 for the three months ended September 30, 2003, from $10,520 for the three months ended September 30, 2002. This increase is attributable to income recorded for the repayment of previously written off debt.


     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product increased to $382,313 for the nine months ended September 30, 2003 from $221,709 for the nine months ended September 30, 2002, an increase of 72%. This increase was the result of timing differences for CD-ROM releases between 2002 and 2003 as well as increased unit sales. Revenues from our Internet-based product, LocatePLUS, increased to $1,781,723 for the nine months ended September 30, 2003 as compared to $958,600 for the nine months ended September 30, 2002, an increase of 85%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 13,328 at September 30, 2003 from 9,441 at September 30, 2002, an increase of 41%. Revenues from channel partners increased to $149,379 from $21,141 an increase of 607%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of channel partners has increased from one at September 30, 2002 to four at September 30, 2003. Revenues from our wireless product, LocatePLUS AnyWhere , were $4,455 during the nine months ended September 30, 2003. LocatePLUS AnyWhere was launched in late 2002, and, as a result, no wireless revenue was recognized in the nine months ended September 30, 2002. We expect online revenue to continue to grow at the same pace with both partner and wireless to grow rapidly.

     Costs of revenues. For the nine months ended September 30, 2003, costs of revenues for Worldwide InformationTM were $62,160 as compared to $62,878 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, our costs of revenues associated with LocatePLUS online and channel were $1,791,719, as compared to $702,704 for the nine months ended September 30, 2002, an increase of 155%. The increase in cost is attributable to the cost of acquisition of additional data sets. Costs of revenues associated with LocatePLUS are not expected to increase dramatically over the next twelve months as we have acquired most of the data planned for that product. Costs of revenues for LocatePLUS Anywhere was $2,062 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. It is anticipated that the partnership will generate a royalty stream to us with limited associated costs of revenues.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2003 were $757,134, as compared to $756,443 for the nine months ended September 30, 2002. We expect selling and marketing expense to increase in the future as we increase the size of our sales staff.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2003 were $2,379,550, as compared to $2,414,943 for the nine months ended September 30, 2002, a decrease of 1%. This decrease is attributable to a reduction in non-cash compensation recorded for consulting and advisory services, as well as decreased expenses associated with the reconciliation and consolidation of various stockholder records in 2002.

Interest income. Interest income increased to $97,225 for the nine months ended September 30, 2003, from $42,048 for the nine months ended September 30, 2002. This increase is attributable to interest earned on notes receivable in 2003, for which there was no equivalent interest income in 2002.

     Interest expense. Interest expense increased to $462,575 for the nine months ended September 30, 2003, from $235,992 for the nine months ended September 30, 2002. This increase is primarily attributable to interest on a short-term demand loan and additional notes issued in 2003 for which there was no equivalent interest expense in 2002, as well as non-cash interest expense associated with detachable warrants.

Other income. Other income increased to $33,690 for the nine months ended September 30, 2003, from $30,476 for the nine months ended September 30, 2002. This increase is attributable to income recorded for the repayment of previously written off debt.

Write off of accrued license fees. During the nine months ended September 30, 2003 we wrote off $283,500 in accrued license fees payable. These fees were accrued in 2001 to account for potential liability associated with one of our data providers. The potential liability was eliminated upon the execution of a new data agreement with this provider.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through December 31, 2002, we raised approximately $19.9 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. During 2002, our financing activities provided approximately $4.8 million of cash, principally through the sale of Units in our initial public offering and a private placement of Class B Non-voting Common Stock. As of September 30, 2003, our cash and investments totaled $1,499,721.

     During 2002 and nine months ended September 30, 2003, we used approximately $2.9 million and $2.3 million, respectively, in operating activities principally to fund our net losses.

During 2001, we loaned $1.0 million and in 2002, we loaned an additional $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of those loan. These loans are payable upon our demand and bear interest at 10% and 11% per annum, respectively. As of September 30, 2003, approximately $889,000 on these loans remain outstanding.

     Between May and August 2002 we received $314,000 in cash by issuing subordinated promissory notes with simple interest at 10% per annum. The terms of the notes called for their repayment one year from date of issuance. These notes were repaid in October 2002.

     On June 4, 2002, we received $750,000 from Gemstone Investment Company, Inc. by issuing a promissory note collateralized by all of our assets and a personal guaranty by the Chief Executive Officer (including a pledge of five million shares of the Chief Executive Officer's LocatePlus Holdings Corporation Class A Voting Common Stock and a mortgage on certain of his other personal assets). Gemstone Investment Company, Inc. is an unaffiliated third party lender that specializes in loans to start-up and early stage businesses. As of October 2002, $600,000 had been repaid on this note, however the terms of this loan called for its repayment in full, including accrued interest, by the earlier of October 3, 2002 or two business days after the closing of the initial public offering. As a result, effective October 3, 2002, the terms of this note were renegotiated, and all accrued interest and principal on the note were converted to a $285,000 demand note with an interest payable at 42% per annum. All interest has been paid on this note and as of September 30, 2003, the principal balance remained outstanding.

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

     We raised approximately $4.8 million through the sale of equity securities during 2002. However, we have increased our sales and marketing, product development and general and administrative expenses during 2003 and expect to continue to do so for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may be accomplished through the issuance of future debt instruments or equity securities. There can be no assurance, however, that additional capital will be available to us, or if it is available, that it will be on favorable terms.

     Through March 31, 2003, we received $440,000, net of issuance costs, from the sale of subordinated promissory notes bearing simple interest at 10% per annum. We are required to repay $75,000 of the principal amount of these notes within twelve months from the date of issuance and the balance within eighteen months from the date of issuance.

     Through May 2003, we received $1,100,000 net of issuance costs from the sale of subordinated notes payable with detachable warrants. The notes have an eighteen-month term and bear interest at a rate of 12% per annum payable monthly. The detachable warrants were for the purchase of 1,300,000 shares of the Company's Class B Non-Voting Common Stock at $0.10 per share.

     During 2003, we received $398,000 by issuing units at $0.16 per unit. Each unit consists of one share of Class A Voting Common stock and a warrant which is convertible into three shares of Class A Voting Common Stock with an exercise price of $0.16 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common Stock per warrant without any cash payment. We also received approximately $500 thousand from the sale of approximately three million share of restricted Class A Voting stock.

     During June 2003, we issued 2,500,000 shares of Class A Voting Common Stock to one investor and 125,000 shares of Class B Non-Voting Common Stock to three different investors.

     During June 2003, we issued a put to one investor, which provides that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. This agreement was subsequently cancelled, and on August 5, 2003, we entered into a new agreement with that investor, pursuant to which we issued a put to that investor. The put provides us with the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten day pricing period. The number of shares that we may sell to the investor is limited by the trading volume of our Class A Voting Common Stock and certain other customary closing conditions.


COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2005. Future minimum payments under our non-cancelable operating leases total $739,539.

CAPITAL  LEASES

     Through September 30, 2003, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2005. Future minimum lease payments under our non-cancelable capital leases total $713,413.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $1,819,625 through 2005.

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

RELATED  PARTY  TRANSACTIONS

     On June 17, 2002, the Board of Directors adopted our Interested Parties Transaction Policy, pursuant to which the Company will not enter into any agreement, arrangement or understanding with any director, officer, or 5% or greater stockholder unless (I) the terms of such agreement, arrangement or understanding are consistent with the terms of equivalent agreements or arrangements that the Company could obtain from third parties; and (II) the agreement, arrangement or understanding is fair to the Company.

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

THOMAS  MURPHY  (a  member  of  our  Board  of  Directors)

     Mr. Murphy is a Vice President at Oftring & Company, Inc., the underwriter of our initial public offering. In connection with certain private offerings prior to our initial public offering, we issued a five year warrant to purchase 300,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.30 per share. Oftring & Company has also been paid $166,000 in fees and expenses by us during 2002 for services as a placement agent and in connection with the initial public offering.

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

     On January 3, 2000, the Board of Directors approved, and we made, a ten year term loan to Mr. Goddard for $125,000, which we refer to as Mr. Goddard's "Incentive Loan."This Incentive Loan was intended to provide a bonus to Mr. Goddard for services rendered in conjunction with the development and launch of our LocatePLUS product and to deter Mr. Goddard from terminating his employment with us. The loan was evidenced by a promissory note, pursuant to which interest on the loan was computed at an annual rate equal to the 90-day Treasury Bill Rate. Among other things, the Incentive Loan provided that, if Mr. Goddard was still employed by us as of January 3, 2003, then the obligations and debt evidenced by the note would be immediately and without further action by either party canceled, and we would make a tax equalization payment to Mr. Goddard. As a result, the Company amortized this loan assuming its cancellation as of January 3, 2003. As Mr. Goddard was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment to Mr. Goddard in 2004 in the amount of approximately $67,012.

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

ITEM  2.  CHANGES  IN  SECURITIES

     Through May 2003, we issued notes payable with detachable warrants in exchange for $1,500,000. The notes have an eighteen-month term and bear interest at a rate of 12% per annum payable monthly. The detachable warrants were for the purchase of 1,300,000 shares of our Class B Non-voting Common Stock with an exercise price equal to $0.10 per share and are exercisable for a period of ten years from the date of issuance.

     During 2003, we received $440,000, net of issuance costs, by issuing subordinated promissory notes with simple interest at 10% per annum. The terms on $75,000 of the notes require repayment twelve months from issuance and the remaining notes require repayment eighteen months from issuance. In conjunction with the notes, warrants to purchase 485,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued

During 2003, we received $398,000 by issuing units at $0.16 per unit. Each unit consists of one share of Class A Voting Common stock and a warrant which is convertible into three shares of Class A Voting Common Stock with an exercise price at $0.16 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common Stock per warrant without any cash payment. We also received approximately $500,000 from the sale of approximately three million share of restricted Class A Voting stock.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended September 30, 2003.

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

REPORTS  ON  FORM  8-K

     On September 19, 2003, we filed a Form 8-K announcing that the Company released financial guidance for the third quarter ended September 30, 2003.


                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     LOCATEPLUS  HOLDINGS  CORPORATION
     (Registrant)



SIGNATURE                                TITLE                        DATE
------------------------   ----------------------------------  -----------------
/s/  Jon  R.  Latorella    Chairman of the Board, President    November 13, 2003
------------------------   and Chief  Executive  Officer
  Jon R. Latorella

/s/  James  C.  Fields     Acting  Chief  Financial  Officer,  November 13, 2003
------------------------   Treasurer  and  Secretary  (Chief
  James C. Fields          Accounting  Officer)