Form 10KSB
period 2003-12-31
LOCATEPLUS HOLDINGS CORP
filed 2004-03-30
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        Commission file number: 000-49957

                         LOCATEPLUS HOLDINGS CORPORATION
                 (Name of small business issuer in its charter)

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

                  CLASS A VOTING COMMON STOCK, PAR VALUE $0.01
                                (Title of class)

                CLASS B NON-VOTING COMMON STOCK, PAR VALUE $0.01
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  X  ]   No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  the  most  recent  fiscal  year  are:  $3,398,777.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 19, 2004, is $70,057,770.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 19, 2004 there were 84,731,612 and 72,898,596 shares of Class A Voting Common and Class B Non-Voting Common shares outstanding respectively.



Transitional  Small Business Disclosure Format (Check one):  Yes  [   ]   No [ X
]

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I
ITEM  1     Description  of  Business                                        1
ITEM  2     Description  of  Property                                        5
ITEM  3     Legal  Proceedings                                               6
ITEM  4     Submission of Matters to a Vote of Security Holders              6

PART  II
ITEM  5     Market for Common Equity and Related Stockholder
            Matters                                                          6
ITEM  6     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10
ITEM  7     Financial Statements                                            15
ITEM  8     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure                          16
ITEM  8A    Controls and Procedures                                         16

PART  III
ITEM  9     Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a) of
            the Exchange Act                                                17
ITEM  10    Executive Compensation                                          20
ITEM  11    Security Ownership of Certain Beneficial
            Owners and Management                                           21
ITEM  12    Certain Relationships and Related Transactions                  23
ITEM  13    Exhibits and Reports on Form 8-K                                27
ITEM  14    Principal Accountant Fees and Services                          29


                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS
OVERVIEW

LocatePLUS Holdings Corporation, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Certifion Corporation and Dataphant, Inc. (collectively, the "LocatePLUS Group"), are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information , which enables users to search certain motor vehicle records and driver's license information in multiple states. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS. Our LocatePLUS product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records. On September 1, 2003, our newly formed wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology. Certifion provides self-screening for both resume and online dating services and has filed for patent protection for both of these services. In October 2003, our newly formed wholly-owned subsidiary, Dataphant, Inc. acquired Voice Power Technology through a merger. Through this merger, Dataphant now has information on virtually every land-based phone number in the United States and approximately 25% of the cell phone numbers in the United States.

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

     Non-traditional users, such as individuals using job search and on-line dating service sites, have also begun to avail themselves of background information in response to concerns about identity theft.

     A considerable amount of background information about individuals in the United States is publicly available. Examples of such public data include:

-  names  and  addresses     -  property  ownership
-  aliases     -  bankruptcies
-  nationwide  court  records     -  certain  criminal  records

     The sources of these types of public data, however, are often fragmented and geographically dispersed. In addition, the reliability of this information and the data provided by various sources may not be consistent. In this environment, users that wish to use public information are faced with the time-consuming, costly and difficult task of gathering data from numerous locations and sources, verifying the information acquired and organizing it into a useful format. While services and technologies have developed to enable remote access to certain information sources, there have historically been few comprehensive access points for information available about individuals. Traditional sources of information, including credit reporting services and other database services, make available only limited types of information for specific purposes, such as verifying credit worthiness. Such services may also be limited by applicable law to specified uses and users. Almost none of those sources is integrated in a manner that allows easy and rapid access to data.

BUSINESS  STRATEGY

     Our business plan is to provide an entire suite of information products and services for professionals in law enforcement agencies, human resources, law firms, insurance underwriting, fraud investigation, private equity funds, private investigation and financial institutions. We believe that we will be able to compete with comparable services based upon the pricing of our services and based upon certain technical advantages incorporated in our systems (such as our data integration methodologies and our hyper-linked and wireless LocatePLUS reports) or our ability to provide certain otherwise "unlisted" telephone information).

OUR  TARGET  MARKET  AND  SCREENING  OF  USERS

     Our products have historically been marketed and sold to federal, state and local government agencies (including law enforcement agencies), private investigators, human resource professionals and the legal profession. Our products have been used in:

- crime and terrorism investigation (e.g., in conjunction with federal and state investigations in the aftermath of the September 11th terrorist attacks and the subsequent anthrax incidents);
-     detection  of  fraud;
- "skip tracking" (i.e., the location of debtors and individuals in violation of parole or bail restrictions);
-     background  checks;
-     legal  due  diligence;  and
-     risk  management.

In addition, Certifion offers data for self-certification purposes in connection with job search and Internet dating services.

Our LocatePLUS and Worldwide Information products are generally marketed and sold only to pre-screened business and government end users. Before obtaining access to our LocatePLUS database or our Worldwide Information product, we generally require commercial customers to provide background information about their business need for data and about themselves, such as business licenses, bar admission cards or private investigator licenses. Individuals involved in law enforcement must provide similar evidence of their authority.

In an attempt to prevent the misuse of our data, we have adopted a three-tier security schema for our LocatePLUS and Worldwide Information products.





LEVEL                             INDUSTRY USERS          SAMPLE DATASETS AVAILABLE TO USERS
I                          General Business               Names, Addresses and Phone Numbers
                                                          Past Residences, Neighbors and Affiliates
                                                          Real Property

II                         Private Investigators          Level I Data, plus:
                           Insurance                      Liens and Judgments
                           Attorneys/Law Firms            Drivers' Records
                           Government                     Certain Motor Vehicle Records
                           Corporate Security

III                        Law Enforcement                Level I and II Data, plus:
                                                          Comprehensive Criminal Records
                                                          Restricted Motor Vehicle Records
                                                          Certain Credit Reporting Data

LOCATEPLUS

     We launched our LocatePLUS Internet site in March 2000. Our LocatePLUS database contains searchable and cross-referenced public information on individuals throughout the United States. Information is presented in a dynamic, hyper-linked fashion, permitting users to rapidly identify and obtain personal information relating to individuals and their associated residences, possible acquaintances, and a variety of other types of data. Our LocatePLUS database consists of approximately five billion individual data entries. According to our estimates, we have data entries relating to approximately 205 million adult individuals in the United States (or approximately 98% of the adult population of the United States, based on the 2000 United States Census).

As of December 31, 2003, there were approximately 14,184 pre-screened users of our LocatePLUS database.

Datasets currently integrated in our LocatePLUS product include nationwide records relating to:

-  names  and  addresses
-  aliases     -  real  estate  records
-  dates  of  birth     -  prior  residences
-  Social  Security  numbers     -  recorded  bankruptcies
-  driver's  license  information     -  liens
-  residential  address  information     -  motor  vehicle  records
(including  dates  of  residence)     -  certain  death  records
-  certain  criminal  arrest,  conviction     -  phone  numbers
and  incarceration  records     -  vessel  registrations

We intend to continue integration of datasets into our LocatePLUS product, including:

-  certain  hunting  and  fishing  licenses     -  certain professional licenses
-  certain  facial  image  files     -  certain  fingerprint  files
-  certain  gun  licenses     -  Federal  Aviation  Administration  records

We can currently give no assurance as to the timing of integration of such datasets, however, or whether these new datasets will be integrated with our LocatePLUS product at all.

     We believe that one of the significant advantages of our LocatePLUS product, in comparison with many products with which we compete, is the ability of LocatePLUS to "tie" data associated with a given individual to produce a single report. Our LocatePLUS system uses a proprietary methodology to associate data in a manner that generally results in a matching of data entries across diverse data sources, allowing users to obtain a single, comprehensive data report about an individual, even when there is no single element that ties data entries together (such as a Social Security number). This comprehensive data report is itself linked to other data potentially relevant to a business or government agency researching an individual, such as names and addresses of possible acquaintances, relatives and neighbors of that individual.

LOCATEPLUS  ANYWHERE

     We also offer a version of our LocatePLUS product that is accessible through wireless personal digital assistants and e-mail capable pagers, which we refer to as LocatePLUS AnyWhere. LocatePLUS AnyWhere was commercially launched in mid-December 2002. This product is being marketed primarily to law enforcement. The product is sold on a subscription fee basis, permitting unlimited access to our LocatePLUS database for a flat monthly fee provided that that the user agrees to a fixed term commitment. As of December 31, 2003, we had realized only nominal revenue from this product.

WORLDWIDE  INFORMATION

     Since 1996, we have produced CD-ROM products that enable users to quickly search motor vehicle records in multiple states through a dynamic search engine, known as Worldwide Information . Our Worldwide Information product enables users to search certain motor vehicle records and drivers' license information in multiple states through a dynamic search engine. Unlike many competing products, our Worldwide Information product enables users to rapidly identify vehicles or drivers using complete or partial search criteria. We believe that this ability to search partial data is a valuable tool in circumstances in which incomplete information is available, as is often the case in criminal investigations. Unlike data provided by Internet-based services, searches on our CD-ROM product are confidential and unavailable to any person other than the user of our CD-ROM product. We believe that the confidential nature of this CD-ROM product makes it particularly attractive to law enforcement agencies, which must often conduct criminal investigations in strict secrecy.

As of December 31, 2003, there were approximately 2,000 pre-screened purchasers of our Worldwide Information CD-ROM product.

ENTERSECT

     On September 1, 2003, our newly formed wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology. Certifion operates under the trade name of "Entersect," and it provides self-screening for both resume and online dating services a.

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

One such legislative enactment that has had an effect on our business was the Financial Services Modernization Act of 2000, also known as the "Gramm-Leach-Bliley Act". Among other things, this law restricts the collection, use, and transfer of certain data that includes "credit header" information, which had historically functioned as the backbone of our data resources. Implementation of this law's restrictions by the Federal Trade
Commission significantly limited the availability of certain data for our database, but we have subsequently developed datasets that function independently of "credit header" information. Although we have not engaged counsel to review this matter or the conduct of our operations generally, we believe that our operations are currently unaffected by the Gramm-Leach-Bliley Act or any law specifically applicable to the dissemination of data concerning individuals. Any further restriction on our use of personal information, however, could limit the usefulness and have a material adverse affect on operations, our products, including our LocatePLUS product, and our operations.

     Federal and state law prohibits us from selling information about minors. Our products have been designed to prevent the dissemination of such data.

DISTRIBUTION  OF  OUR  PRODUCTS

     We distribute our content both directly (though the Internet in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third parties access our databases in consideration for a royalty (such as through online job search and dating sites, in the case of our Entersect product. We also, from time to time, provide certain consulting services to third party database providers on the integration and assimilation of public data. To date, our efforts to license data have resulted in seven channel partnerships. For the year ending December 31, 2003, we have recognized revenue on all of these agreements.

COMPETITION

     Current competitors for our LocatePLUS product include Accurint, ChoicePoint, Confi-chek.com, and Lexis-Nexis. Many of the companies that currently compete with this product, as well as other companies with whom we may compete in the future, are national or international in scope and have greater resources than we do. Those resources could enable those companies to initiate price cuts or take other measures in an effort to gain market share in our target markets.
     Our Worldwide Information product primarily competes with the registries of motor vehicles of various states that sell their data to screened users. These state agencies generally provide data in "raw form" without the search capabilities that we provide in our Worldwide Information product.

EMPLOYEES

     As of December 31, 2003, the LocatePLUS Group had 59 employees. We believe that our relations with our employees are good.

ITEM  2  -  DESCRIPTION  OF  PROPERTY
FACILITIES
     LocatePLUS Holdings Corporation and LocatePLUS Corporation, are presently headquartered in Beverly, Massachusetts, where we lease approximately 32,000 square feet. The lease on that facility expires on February 28, 2005, and our annual lease obligation is approximately $480,000.

Worldwide Information, Inc., is presently located in Byfield, Massachusetts, where it leases approximately 2,700 square feet. The lease on the Byfield facility expired on March 1, 2003, and we are currently a tenant-at-will in this facility. Our annual lease payments on that facility in 2003 were approximately $25,000. We are currently negotiating to extend this lease to February 2005.

Dataphant, Inc., is located in Austin, Texas, where it leases approximately 3,000 square feet pursuant to a month-to-month lease (which includes the use of office equipment, with current monthly rent of $3,680).

Certifion Corporation, (which does business under the name "Entersect"), is located in Santa Ana, California, where it leases approximately 700 square feet pursuant to a month-to-month lease with current monthly rent of $800.

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

     We have registered LOCATEPLUS.COM as a trademark with the United States Patent and Trademark Office. We maintain LOCATEPLUS, WORLDWIDE INFORMATION , ENTERSECT , CareerScan , and TrustmeID as unregistered trademarks relating to our products. We may, from time to time, claim certain other rights under trademark law, however, we currently have no other marks registered or pending with the United States Patent and Trademark Office or the equivalent agency of any other country.

     In 2003, we filed for patent protection covering certain aspects of two of our products. We have filed for patent protection covering certain aspects of our unique search product, "Bull's Eye," that electronically matches database information with current public phone and utility information to identify current information. We also filed, through our Certifion subsidiary, for patent protection covering certain aspects of our self validation products Career Screen and TrustmeID .

ITEM  3  -  LEGAL  PROCEEDINGS
     We are not currently involved in any material legal proceedings, although claims may arise from time to time in the conduct of our operations. There can be no assurance at this time that any claims that may arise in connection with the conduct of our business will not materially adversely effect our business or operations, or divert our critical resources.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     No matters were presented to stockholders for approval, through solicitation or otherwise, in the fourth quarter of fiscal year 2003.

                                     PART II
ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

     We have three securities that began trading on the Over the Counter Bulletin Board on December 12, 2002:
-     shares  of  our  Class  A  Voting Common Stock are quoted under the symbol
"LPLHA";

- shares of our Class B Non-Voting Common Stock are quoted under the symbol "LPLHB"; and

- our public warrants (redeemable warrants to purchase one share of our Class A Voting Common Stock with an exercise price of $0.50 per share) are quoted under the symbol "LPLHW".

The following tables set forth the high and low closing sales prices per share (and per public warrant), for our Class A Voting Common Stock, Class B Non-voting Common Stock and public warrants as reported by OTC Bulletin Board since our initial listing of these securities on the Over the Counter Bulletin Board in December 2002.





                 Q4 2002(1)             Q1 2003(2)            Q2 2003(3)    Q3 2003(4)  Q4 2003(5)
                 ----------            ----------             ----------   ----------  ----------
             HIGH        LOW         HIGH        LOW         HIGH     LOW   HIGH  LOW   HIGH  LOW
          ----------  ----------  ----------  ----------  ----------  ----  ----  ----  ----  ----

LPLHA.OB        0.50        0.15        0.40        0.14        0.42  0.12  0.38  0.28  0.34  0.24
--------  ----------  ----------  ----------  ----------  ----------  ----  ----  ----  ----  ----
LPLHB.OB        0.95        0.12        0.29        0.10        0.29  0.10  0.35  0.20  0.25  0.13
--------  ----------  ----------  ----------  ----------  ----------  ----  ----  ----  ----  ----
LPLHW.OB        0.05        0.02        0.10        0.00        0.12  0.00  0.13  0.03  0.09  0.05
--------  ----------  ----------  ----------  ----------  ----------  ----  ----  ----  ----  ----

     (1)     The  three  months  ended  December  31,  2002.
     (2)     The  three  months  ended  March  31,  2003.
     (3)     The  three  months  ended  June  30,  2003.
     (4)     The  three  months  ended  September  30,  2003.
     (5)     The  three  months  ended  December  31,  2003.

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent action transactions.

HOLDERS
     As  of  March  19,  2004  there  were:

-     approximately  377  holders  of record of our Class A Voting Common Stock,
-     approximately  366  holders  of  record  of  our Class B Non-Voting Common
Stock,  and
-     approximately  80  holders  of  record  of  our  public  warrants.

DIVIDENDS

     We have never declared or paid dividends on our Common Stock. We do not anticipate that we will declare or pay dividends in the foreseeable future.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table reflects equity compensation granted or issued by us as of December 31, 2003, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.






                           NUMBER OF          WEIGHTED-          NUMBER OF
                         SECURITIES TO         AVERAGE           SECURITIES
                           BE ISSUED        EXERCISE PRICE       REMAINING
                         UPON EXERCISE      OF OUTSTANDING     AVAILABLE FOR
                        OF OUTSTANDING    OPTIONS, WARRANTS   FUTURE ISSUANCE
                       OPTIONS, WARRANTS      AND RIGHTS        UNDER EQUITY
                          AND RIGHTS              -             COMPENSATION
                                                                  PLANS(1)
                       -----------------  ------------------  ----------------
EQUITY COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS:
Class A Voting
Common Stock. . . . .         19,775,766  $             0.42        18,804,784
Class B Non-voting
Common Stock. . . . .          5,700,000                0.20        19,300,000
---------------------  -----------------  ------------------  ----------------

EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS:
Class A Voting
Common Stock                   4,082,239  $              021  N/A
Class B Non-voting
Common Stock. . . . .         10,283,249  $             0.20  N/A
---------------------  -----------------  ------------------  ----------------

TOTAL:
Class A Voting
Common Stock. . . . .         23,858,005  $             0.36  N/A
Class B Non-voting
Common Stock. . . . .         15,983,249  $             0.20  N/A
---------------------  -----------------  ------------------  ----------------


(1) Excludes securities reflected in column titled "Number of securities to be issued upon exercise of outstanding options, warrants and rights".

RECENT  SALES  OF  UNREGISTERED  SECURITIES


- From November 1999 to December 31, 2003, we granted options to purchase 28,347,716 shares of both classes of our Common Stock (Class A Voting Common Stock and Class B Non-Voting) to 79 employees and consultants under the terms of our Incentive and Non-qualified Stock Option Plan. These options have varying exercise prices. Of these options to purchase 28,347,716 shares, options to purchase 1,419,450 shares of Common Stock have been exercised by eleven employees and consultants and options to purchase 1,452,500 shares of Common Stock have been canceled by employees who terminated their employment. The offer and sale of these securities were exempt from registration under the Securities Act pursuant to Rules 701 and 506 promulgated thereunder.

- In April 2001, we made a non-transferable offer to our accredited stockholders to sell three shares of our Class B Non-voting Common Stock for $0.10 per share for each share of Class A Voting Common Stock held by each stockholder. Pursuant to that offer, we sold approximately 31.6 million shares of Class B Non-voting Common Stock to 270 of our stockholders. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

- At various times from November 17, 2000 to March 12, 2002, we issued warrants to purchase an aggregate of 537,902 shares of Class A Voting Common Stock to 11 accredited investors serving as consultants and to members of our Advisory Board in consideration for services rendered. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 and 508 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken. A Form D Notice of Sale of Securities Pursuant to Regulation D was not filed with the Securities and Exchange Commission in a timely manner.

- From August 2001 to April 2002, we issued warrants to purchase an aggregate of 3,272,455 shares of Class B Non-Voting Common Stock to 17 accredited consultants and to members of our Advisory Board in consideration for services rendered. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 and 508 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken. A Form D Notice of Sale of Securities Pursuant to Regulation D was not filed with the Securities and Exchange Commission in a timely manner.

- From September 2001 through February 13, 2002, we sold 20,421,510 shares of Class B Non-voting Common Stock to 175 accredited investors (of which 82 were existing stockholders) for $0.15 per share. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

- On August 27, 2002, we issued warrants to purchase an aggregate of 70,000 shares of Class B Non-voting Common Stock to two members of our Board of Directors pursuant to our Non-employee Director Stock Option Policy. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as both recipients are accredited and no general solicitation was undertaken.

- In December 2002, we issued a one year term note with ten year, fully vested detachable warrants to an individual who, as a condition of his investment, required that he be appointed to the Board of Directors of the Company. The note bears interest at the rate of 10% per annum and is payable in one lump sum at maturity. The detachable warrants provide for the purchase of 250,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.22 per share. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as both recipients are accredited and no general solicitation was undertaken.

- On March 28, 2003, we issued warrants to purchase 105,000 shares of Class B Non-voting Common Stock to three members of our Board of Directors pursuant to our Non-employee Director Stock Option Policy. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

- During 2003, we issued various eighteen month term notes with proceeds to us of $1.6 million, net of issuance costs. These notes provided for simple interest ranging from 10% to 12% per annum. These notes included with ten year fully vested detatchable warrants to purchase an aggregate of 2,500,000 shares of Class B Non-Voting Common Stock with a weighted average exercise price of $0.14. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

- During 2003, we received $398,000 by issuing units at $0.16 per unit. Each unit consisted of one share of Class A Voting Common Stock and a warrant which is convertible into three shares of Class A Voting Common Stock with an exercise price at $0.16 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common Stock per warrant without any cash payment. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

- During June 2003, we issued 2,500,000 shares of Class A Voting Common Stock to one investor and 125,000 shares of Class B Non-Voting Common Stock to three different investors. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

- During August we canceled a put we issued to one investor, which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. We subsequently entered into a similar put with the same investor which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

SMALL  BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

     We  did  not  repurchase  any  of  our  securities  during  2003.

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

OVERVIEW

     The LocatePLUS Group is a business-to-business and business-to-government provider of public information via our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information , that enables users to search certain motor vehicle records and driver's license information in multiple states through a dynamic search engine, using complete or partial information. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS. Our LocatePLUS product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records. Since September 2003, our wholly-owned subsidiary, Certifion, has offered personal information for self-certification purposes through its Entersect product.

     We distribute our content both directly (through the Internet in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty (such as job search and on-line dating sites, in the case of our Entersect product).

     On September 1, 2003, through our newly formed wholly-owned subsidiary Certifion Corporation, we acquired all the assets of Project Entersect Corporation in consideration for $62,662. The acquisition was accounted for as a purchase and is recorded and reflected with our operations from the time of purchase. The subsidiary operates under the trade name Entersect. Entersect provides a self-identification and validation service for online job posting and dating sites.

     On October 17, 2003, through our newly formed wholly-owned subsidiary, Dataphant, Inc., we acquired Voice Power Technologies, Inc., a Texas-based provider of data technology. In connection with this acquisition, Voice Power Technologies, Inc. merged with and into Dataphant, Inc. As consideration for the merger, shareholders of Voice Power Technologies, Inc. received an aggregate of 2,500,000 shares of LocatePLUS Class B Non-voting Common Stock. Through this acquisition, we now have information concerning virtually all landline phone numbers in the United States and approximately 25% of United States cell phone numbers. This data has been integrated into our current product lines.

     Although our products generally consist primarily of publicly available - and therefore non-proprietary - information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently. In addition, our LocatePLUS product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual. We have also sought patent protection with respect to aspects of our marking and search technology (referred to as our "Bull's Eye" feature) and aspects of our CareerScan and TrustmeID products.

     Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Revenue from our LocatePLUS product is recognized when requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards (approximately 60% of our current LocatePLUS customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our current customer base). In the case of our Entersect products, we charge a fee to customers that varies based upon the type of certification requested. Revenue from our Entersect product is recognized when certifications are purchased online (and paid for via credit card) and collectibility is reasonably assured. In the case of Dataphant, all sales are made to our other wholly owned subsidiaries and eliminated on consolidation.

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In 2003 and 2002, we recorded $1,738,849 and $665,366, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash, cash equivalents and short term investments. Interest expense is primarily attributable to various notes issued through the year ended December 31, 2003. As of December 31, 2003, we had notes payable (current and long-term) totaling $2,157,328.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $3.9 million in 2002 and $4.4 million in 2003. Our accumulated deficit as December 31, 2003 was approximately $22.7 million. We raised approximately $2.4 million from sales of our equity during 2003. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We believe our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations through the end of 2004.
However, we anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2004 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors.

During August 2003, we issued a put to one investor, which provides us, subject to certain limitations, the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to that investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Pursuant to this put, we sold 2,708,637 shares of Class A Voting Common Stock, resulting in $651,068 in net proceeds through December 31, 2003. The value of shares available under the put at December 31, 2003 was $4,348,932.

RESULTS  OF  OPERATIONS

     YEAR  ENDED  DECEMBER  31,  2003  COMPARED  TO YEAR ENDED DECEMBER 31, 2002


     Revenues. Revenue from our Worldwide InformationTM CD-ROM product increased to $478,278 for the year ended December 31, 2003 from $345,003 for the year ended December 31, 2002, an increase of 39%. The increase was due to an increase in customers in 2003 from 2002. Revenue from our LocatePLUS and Entersect products, increased to $2,543,581 for the year ended December 31, 2003 as compared to $1,471,188 for the year ended December 31, 2002, an increase of 73%. This increase is attributable to an increase in customers and usage of our new product offerings launched in 2003. The number of users of our LocatePLUS and Entersect products increased to 14,184 at December 31, 2003 from 10,966 at December 31, 2002, an increase of 29%. In 2003, we launched criminal records searches, corporate record searches, and our enhanced phone number search. In 2002, we began substantial delivery of our LocatePLUS and Entersect products through channel partnerships. Revenue from our channel partners increased to $263,834 for the year ended December 31, 2003 as compared to $32,284 for the year ended December 31, 2002 an increase of 717%. The increase is attributed to the addition of new channel partners and our commencement of sales and channel partnerships. As part of deploying channel partner agreements, we occasionally provide engineering services. In 2003 we recognized $105,667 in engineering revenue as compared to $53,333 recognized in 2002. These services are not recurring and are dependent on customer needs. In 2002, we launched our LocatePLUS Anywhere wireless product. We recognized revenue of $7,417 in 2003 as compared to $1,980 in 2002, an increase of 275%. We expect online, wireless, and channel revenue to increase and CD-ROM revenue to be stable during the next twelve months.

Costs of revenues. For the year ended December 31, 2003, our costs of revenue for Worldwide InformationTM were $91,775 as compared to $90,397 for the year ended December 31, 2002 Data cost are relatively fixed even as revenue from the product increases, no marked increase in costs is realized. For the year ended December 31, 2003, our costs of revenue associated with LocatePLUS and channel partner sales were $2,606,875, as compared to $1,217,809 for the year ended December 31, 2002, an increase of 114%. This increase is primarily attributable to costs associated with the acquisition of new data sets. Costs of revenues are expected to stabilize at about $3.5 million annually, as that amount represents the cost for the required data sets. As revenue increases, costs of revenue are not expected to increase proportionately. Costs of engineering services were allocated based on time spent for engineering services. Costs of wireless revenues are primarily the cost of wireless connectivity and the amortized cost of devices sold to end users.

Selling and marketing expenses. Selling and marketing expenses for the year ended December 31, 2003 were $1,049,381, as compared to $1,001,529 for the year ended December 31, 2002, an increase of approximately 5%. This increase in expenses is attributable primarily to an increase in our sales force and commissions associated with increased sales volume. We expect selling and marketing expense to increase over the next twelve months as we focus greater efforts on increasing revenue.

     General and administrative expenses. General and administrative expenses for the year ended December 31, 2003 were $3,804,200 as compared to $3,257,546 for the year ended December 31, 2002, a increase of 17%. This increase is attributable primarily to an increase in costs associated with investor relations activities. We anticipate general and administrative expenses to increase over the next twelve months.

Interest  income.  Interest  income  increased  to  $137,253  for the year ended
December 31, 2003, from $53,835 for the year ended December 31, 2002. This increase is attributable to interest earned on a certain $1,000,000 note issued to us in 2002, of which $838,508 of principal remained outstanding as of December 31, 2003. As of March 19, 2004, $603,500 on this loan remains outstanding.

     Interest expense. Interest expense increased to $686,315 for the year ended December 31, 2003, from $397,674 for the year ended December 31, 2002, an increase of 73%. This increase is attributable to notes payable issued in 2003.

     Other Income. Other income increased to $40,605 for the year ended December 31, 2003, from $21,122 for the year ended December 31, 2002. This increase is attributable to miscellaneous sales and to income recorded for the repayment of previously written off debt.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through December 31, 2003, we raised approximately $22.3 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

     As  of December 31, 2003, our cash and cash equivalents totaled $1,522,922.

     During 2003, we used approximately $3.6 million in operating activities principally to fund our net losses.

During 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of this loan. As of December 31, 2003, $838,508 on this loan remained outstanding. As of March 19, 2004, $603,500 on this loan remained outstanding.

     During 2003, we received $1.6 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

     We raised approximately $2.4 million of equity during 2003. Management believes our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations through the end of 2004.
However, to execute our current planned expansion of operations, additional financing would be necessary. Under the put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. The remaining available under the put at December 31, 2003 was $4,348,932. Through March 19, 2004, we have issued 7,915,427 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $2,797,914 to the Company. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify sources of additional capital and seek funding from such sources.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2005. Rent expense amounted to $579,419 and $494,466 during 2003 and 2002, respectively.

     CAPITAL  LEASES

     Through December 31, 2003, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $1,381,502.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $2,751,083 through 2006.

The following represents the contractual obligation and commercial commitments as of December 31, 2003.







Payments Due by Period

                                                            LESS THAN     1-3        3-5       MORE THAN
CONTRACTUAL OBLIGATIONS. . . . .                 TOTAL      1 YEAR      YEARS       YEARS     5 YEARS
Long-Term Debt including current               $2,157,328  $1,931,819  $  225,509  $        -  $       -
Capital Leases                                  1,381,502   1,023,457     358,045           -          -
Operating Leases                                  609,032     522,027      87,005           -          -
License Agreements                              2,750,992   2,051,427     699,565           -          -
Total                                          $6,898,854  $5,528,730  $1,370,124  $        -  $       -
                                               ----------  ----------  ----------  ----------  ---------


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

CERTAIN  RELATED  PARTY  TRANSACTIONS

     LOANS  FROM  DIRECTORS

     In December 2002, we issued a one-year term note for $250,000 with ten year, fully vested detachable warrants to Robert Kite. As a condition of his investment, Mr. Kite required that he be appointed to the Board of Directors of the Company. The note bears interest at the rate of 10% per annum and is payable in one lump sum at maturity. The detachable warrants provide for the purchase of 250,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.22 per share. This note was repaid January 2004.


NON-EMPLOYEE  DIRECTORS  STOCK  OPTION  POLICY

On March 28, 2003, and pursuant to our Non-employee Directors' Stock Option Policy, we granted warrants to purchase an aggregate of 105,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.15, to three of our Directors (Robert Kite, John Houlihan, and Thomas Garlock).

     On November 3, 2003, and pursuant to our Non-employee Directors' Stock Option Policy, we granted options to purchase an aggregate of 500,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.20, and paid an aggregate $50,000 to five of our Directors (Messrs. Kite, Houlihan and Garlock, Gerard Scalley and Thomas Murphy).

     USE  OF  OUR  ASSETS

     Certain of our executives are allowed use of company cars for both business and personal purposes. These cars have been capitalized as assets of the Company, totaling $89,635 as of December 31, 2003.

     NOTES  RECEIVABLE  FROM  RELATED  PARTIES

     During 2000, we issued cash loans of $400,000 and received, in exchange, promissory notes from two of our officers, Mr. Jon Latorella and Robert A. Goddard. Although the notes were due January 3, 2010, their terms provided that, if, as of January 3, 2003, the officers were still employed by us, then the obligations and debt evidenced by the notes were to be canceled without further action, and we are to pay to the officers, no later than February 29, 2004, an amount in cash sufficient to fulfill the officers' tax liabilities attributable to the cancellation of the notes. As such, we have been expensing the principal of the notes on a monthly basis and in 2003 and 2002, recognized $9,722 and $133,000 of amortization expense respectively on notes receivable from related parties. Additionally, we have accrued approximately $6,701 in 2003 and $71,480 in 2002 ($215,929 cumulative through December 31, 2003)
relating  to an estimate of their tax liability expected to be reimbursed by us.

     As of January 3, 2003, both Mr. Latorella and Mr. Goddard were employed by us and, accordingly, the notes were cancelled as of that date. Mr. Goddard ceased employment with the Company on March 31, 2003.

     For more information, see Certain Relationships and Related Transactions, below.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (SAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.The Company has not adopted the fair value recognition principles of SFAS 123; therefore this Statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company has provided the additional disclosure required by SFAS 148.

OFF-BALANCE-SHEET  ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2003, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

ITEM  7  -  FINANCIAL  STATEMENTS
     Our financial statements as of and for the twelve months ended December 31, 2003 are set forth in the section of this Annual Report beginning on page F-1.

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


ITEM  8A  -  CONTROLS  AND  PROCEDURES

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

                                    PART III
ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth specific information regarding our executive officers and directors as of March 31, 2003.




EXECUTIVE OFFICERS AND DIRECTORS                 AGE                         POSITIONS
----------------------------------  -----------------------------  ------------------------------
Jon R. Latorella . . . . . . . . .                             40  Chairman of the Board,
                                                                   President and Chief Executive
                                                                   Officer
Sonia P. Bejjani . . . . . . . . .                             35  Director; President-Worldwide
                                                                   Information, Inc.
James C. Fields. . . . . . . . . .                             36  Vice President of Finance,
                                                                   Treasurer and Secretary,
                                                                   Acting Chief Financial Officer
Steven W. Silva. . . . . . . . . .                             42  Vice President of
                                                                   Business Development
Thomas Garlock(1). . . . . . . . .                             47  Director
John P. Houlihan (1) . . . . . . .                             58  Director
Robert H. Kite(1). . . . . . . . .                             49  Director
Thomas E. Murphy(2). . . . . . . .                             45  Director
Gerard Scalley(2). . . . . . . . .                             48  Director


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

     STEVEN W. SILVA has been our Vice President of Business Development since January 2002. Mr. Silva was employed with SuperWings Inc., a developer of mobile field service management applications, as its Vice President of Business Development and Marketing from 2000 to 2002. During 2000, Mr. Silva was the Vice President of Strategic Marketing at ZipLink Inc., a provider of wholesale Internet connectivity solutions, where he was responsible for marketing, product management, business development and strategic alliances. From 1997 to 2000, Mr. Silva worked for eZenia! Inc., a provider of real time collaboration solutions, where he worked as its Director of Technical Business Development. From 1990 to 1997, Mr. Silva also held channel sales and marketing positions with PictureTel Corporation, a provider of visual collaboration systems. Mr. Silva holds a Bachelor of Science in Business Administration/Economics from Salem State College, which he received in 1985.

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

     THOMAS E. MURPHY was employed by Oftring & Company, Inc., a registered broker-dealer located in Worcester, Massachusetts, from 1989 to 2004, where he held the title of Senior Vice President. Mr. Murphy holds a Bachelors of the Arts in Investments from Babson College, which he received in 1981. Mr. Murphy joined our Board of Directors on March 28, 2003, and he is currently the chairman of the Audit Committee of our Board of Directors.

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

     Each of the directors holds such his or her office until his or her successor is duly chosen and qualified, or until his or her earlier resignation or removal. The Company is not aware of any family relationships between any of the officers and any of the Company's directors. Each of the officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his earlier resignation or removal. We do not have any employment agreements with any of our employees.

FORMER  DIRECTORS  AND  OFFICERS

     Dr. Richard B. Yules, a former member of our Board of Directors, resigned from the Board on March 12, 2003.

     Mr. Robert A. Goddard, our former Chief Financial Officer, Treasurer, and Secretary, ceased employment with us on March 31, 2003.

SECTION  16  COMPLIANCE

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

     On November 3, 2003, Mr. Scalley, Mr. Murphy, Mr. Kite, Mr. Houlihan, Mr. Garlock, Mr. Latorella, and Ms. Bejjani were each issued an option to purchase 100,000 shares of Class B Non-Voting Common Stock with an exercise price of $0.20. None of the above filed a Form 4 in a timely fashion as required by
Section 16(a). The Company subsequently filed a Form 5 with respect to such issuance on February 17, 2004.

On December 18, 2003, Mr. Latorella was issued options to purchase 4,250,000 shares of Class A Voting Common Stock with an exercise price of $0.25 and 5,000,000 shares of Class A Voting Stock with an exercise price of $1.00. Mr. Latorella did not file a Form 4 in a timely fashion as required by Section 16(a). The Company subsequently filed a Form 5 with respect to such issuance on February 17, 2004.

On December 18, 2003, Mr. Fields was issued options to purchase 750,000 shares of Class A Voting Common Stock with an exercise price of $0.25. Mr. Fields did not file a Form 4 in a timely fashion as required by Section 16(a). The Company subsequently filed a Form 5 with respect to such issuance on February 17, 2004.

On December 18, 2003, Ms. Bejjani was issued options to purchase 250,000 shares of Class A Voting Common Stock with an exercise price of $0.25. Ms. Bejjani did not file a Form 4 in a timely fashion as required by Section 16(a). The Company subsequently filed a Form 5 with respect to such issuance on February 17, 2004.

     Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2003.
AUDIT  COMMITTEE.
     The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of our independent auditors, reviews the scope of the audit services provided by our independent accountants, and reviews our accounting practices and internal accounting controls. Currently, the members of the Audit Committee are Messrs. Murphy and Scalley. There is one vacancy on the Audit Committee of the Board of Directors.

     Mr. Murphy serves as the Chairman of the Audit Committee. The Board has determined that Mr. Murphy is a financial expert for the purposes of the Securities Exchange Act of 1934, as amended.

COMPENSATION  COMMITTEE

     The Compensation Committee of the Board of Directors reviews and recommends to the Board of Directors the salaries, benefits and stock option grants of all employees, consultants, directors and other individuals compensated by us. The Compensation Committee also administers our equity compensation plan and other employee benefits plans that we may adopt from time to time. Currently, the members of the Compensation Committee are Messrs. Garlock, Houlihan and Kite.

     Mr.  Houlihan  serves  as  the  Chairman  of  the  Compensation  Committee.

CODE  OF  ETHICS

     The Company has not adopted a Code of Ethics; however, the Board of Directors has indicated that it intends to adopt such a code at the meeting of the Board of Directors to be held immediately following the 2004 Annual Meeting of Stockholders, which is anticipated to be held in May 2004.

ITEM  10  -  EXECUTIVE  COMPENSATION
     The following table sets forth, for 2003, 2002 and 2001, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2003, 2002 and 2001 exceeded $100,000 (the "Named Executive Officers").



                                                        SECURITIES
                                                        UNDERLYING     ALL  OTHER
                                    SALARY     BONUS    OPTIONS        COMPENSATION
NAME AND                              ($)       ($)       (#)          ($)
PRINCIPAL POSITION         YEAR
JON R. LATORELLA . . . .     2003  58,209(1)         -   9,350,000(2)  13,200(3)
                          -------  ---------  --------  -------------  ---------
President and. . . . . .     2002  50,100(1)         -             -   13,200(3)
Chief Executive Officer.     2001  48,850(1)         -             -   13,200(3)

JAMES C. FIELDS(4) . . .     2003   112,901          -   1,250,000(5)         -
Acting Chief Financial .     2002   104,160          -             -          -
Officer, Treasurer and .     2001    86,673          -       500,000          -
Secretary

ROBERT A. GODDARD(6) . .     2003    61,539          -             -          -
Former Chief Financial .     2002   123,658          -             -    8,079(7)
Officer, Treasurer and .     2001   123,802          -             -    8,079(7)
Secretary


(1) Mr. Latorella elected to reduce his annual salary to $50,100 in September 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary to his pre-reduction salary of $150,000 per annum. Notwithstanding the Board's vote, Mr. Latorella decided to forego the increase and, as a result, his salary was not modified in 2002. Mr. Latorella's salary was increased to $150,000 per annum in October 2003.

(2) On December 18, 2003, Mr. Latorella was granted incentive stock options to purchase 4,250,000 and 5,000,000 Class A Voting Common Stock and on November 3, 2003, 100,000 Class B Non-Voting Common Stock with exercise prices of $0.25, $1.00, and $0.20 per share respectively.

(3) Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,100 per month to Mr. Latorella.

(4) On December 18, 2003, Mr. Fields commenced his employment with us in 2001. Mr. Fields became an executive officer with the Company on March 31, 2003.

(5) Mr. Fields was granted incentive stock options to purchase 1,250,000 shares of Class A Voting Common Stock with an exercise price of $0.25 per share.

(6) Mr. Goddard ceased employment with us on March 31, 2003. As part of a severance arrangement that we entered into with Mr. Goddard, an incentive stock option to purchase 1,000,000 shares of Class A Voting Common Stock owned by Mr. Goddard was cancelled and, in lieu of that option, Mr. Goddard was issued a fully vested non-qualified stock option to purchase 250,000 shares of Class A Voting Common Stock with an exercise price of $0.15 per share.

(7) Mr. Goddard received a monthly automobile allowance of $523 and a fuel allowance as part of his compensation and severance. This benefit terminated on June 30, 2003.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR



                      Number Of     Percent of
                      Securities    Total
                      Underlying    Options/
                      Options/SARs  SARs          Exercise
                      Granted       Granted To    Of  Base
                                    Employees In    Price   Expiration
Name                      (#)       Fiscal Year     ($/Sh)    Date
Jon R. Latorella . .  4,250,000(1)           38%  $  0.25  12/18/2008
                      ------------  ------------  -------  ----------
President and Chief
Executive Officer. .  5,000,000(1)           44%  $  1.00  12/18/2008
                        100,000(2)            2%  $  0.20  11/03/2008

James C. Fields. . .    500,000(1)            4%  $  0.15   3/31/2013
Acting
 Chief Financial . .    750,000(1)            6%  $  0.25  12/18/2013


(1)     Class  A  Voting  Common Stock

(2)     Class  B  Non-Voting  Common Stock

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT As of December 31, 2003, we had 76,076,691 shares of Class A Voting Common
Stock and 72,898,596 shares of Class B Non-voting Common Stock issued and outstanding. The table on the following page sets forth certain information known to us with respect to the beneficial ownership of our Class A Voting
Common  Stock  and  Class  B  Non-voting  Common Stock on December 31, 2003, by:

-     each  of  our  directors;
-     each  of  our  executive  officers;
- each person known to us to beneficially own more than 5% of either class of our common stock; and
-     all  of  our  directors  and  executive  officers  as  a  group.

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


                                              CLASS A VOTING                CLASS B NON-VOTING
                                                COMMON STOCK                  COMMON STOCK
                                       -----------------------------  -------------------------------
                                         NUMBER OF                      NUMBER OF
                                           SHARES                        SHARES        PERCENTAGE
                                        BENEFICIALLY    PERCENTAGE     BENEFICIALLY    OF SHARES
BENEFICIAL OWNER                           OWNED         OF SHARES        OWNED
-------------------------------------  --------------  -------------  --------------
Directors
JON R. LATORELLA                        36,940,500(1)          43.2%      125,000(2)            *
SONIA P. BEJJANI                         2,750,000(3)           3.5%      125,380(4)            *
THOMAS GARLOCK                           1,577,838(5)           2.0%      547,560(6)            *
JOHN P. HOULIHAN                           530,000(7)             *     2,519,750(8)          3.4%
ROBERT KITE                                  333,333              *       743,083(9)            *
GERARD SCALLEY                                     -              *      155,610(10)            *
THOMAS MURPHY                                 75,000              *      457,500(11)            *
Officers
JAMES C. FIELDS                         1,125,000(12)           1.5%              -             *

All directors and executive officers
as a group (8 persons)                 43,331,671(13)          47.7%  4,673,883 (14)          6.3%


                                                                              37

                                                                               1
*     Less  than  one  percent  of  outstanding  shares.
(1) Includes 9,440,000 shares issuable upon exercise of a fully vested stock options, with a weighted average exercise price of $0.64 per share.
(2) Includes 100,000 shares issuable upon exercise of a fully vested stock options, with an average exercise price of $0.20 per share.
(3) Consists of fully vested options to purchase 2,750,000 shares with a weighted average exercise price of $0.20 per share.
(4) Includes 100,000 shares issuable upon exercise of a fully vested stock options, with an average exercise price of $0.20 per share.
(5) Includes (i) 543,118 shares held by the Kenai River Trust, over which Mr. Garlock has voting and dispositional authority; and (ii) includes 1,034,720 shares issuable upon exercise of fully vested stock options, with a weighted average exercise price of $0.20 per share.
(6) Consists of (i) 386,670 shares issuable upon exercise of immediately exercisable warrants with an exercise price of $0.15 per share, and (ii) options to purchase 170,000 shares with a weighted average exercise price of $0.18 per share pursuant to a warrant granted on under our Non-employee Directors Stock Option Policy.
(7) Includes 75,000 shares held by the Houlihan Trust, over which Mr. Houlihan has voting and dispositional authority. Also includes 75,000 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $0.20 per share.
(8) Includes (i) 425,000 shares held by the Houlihan Trust, over which Mr. Houlihan has voting and dispositional authority; (ii) 66,667 shares held by Failte Investments, over which Mr. Houlihan has voting and dispositional authority; and (iii) warrants to purchase 170,000 shares with a weighted average exercise price of $0.18 per share granted under our Non-employee Directors Stock Option Policy.

(9) Includes fully vested and immediately exercisable warrants to purchase 250,000 shares with an exercise price of $0.22 per share issued in December 2002 and options to purchase 135,000 shares with a weighted average exercise price of $0.19 per share pursuant to a warrant and option granted on under our Non-employee Directors Stock Option Policy.
(10) Includes 135,000 shares issuable upon the exercise of warrants with a weighted average exercise price of $0.21 per share pursuant to a warrant and option granted on under our Non-employee Directors Stock Option Policy.
(11) Includes 135,000 shares issuable upon the exercise of warrants with a weighted average exercise price of $0.21 per share pursuant to a warrant and option granted on under our Non-employee Directors Stock Option Policy.
(12) Includes the vested portion of stock incentive stock options to purchase up to 1,750,000 shares with a weighted average exercise price of $0.21 per share.
(13) Includes 14,833,053 shares issuable upon the exercise of convertible securities.
(14)  Includes  708,883  shares  issuable  upon  the  exercise  of  warrants.
ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     On June 17, 2002, the Board of Directors adopted our Interested Parties Transaction Policy, pursuant to which the Company will not enter into any agreement, arrangement or understanding with any director, officer, or 5% or greater stockholder of unless (i) the terms of such agreement, arrangement or understanding are consistent with the terms of equivalent agreements or arrangements that the Company could obtain from third parties; and (ii) the agreement, arrangement or understanding is fair to the Company.

JON  R.  LATORELLA

     Mr. Latorella is our President and Chief Executive Officer and is Chairman of our Board of Directors.

     Incentive  Loan

     On January 3, 2000, the Board of Directors approved, and we made, a term loan to Mr. Latorella for $275,000, which we refer to as Mr. Latorella's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Latorella for services rendered in conjunction with the development and launch of our LocatePLUS product and to deter Mr. Latorella from terminating his employment with us. The loan was evidenced by a promissory note, pursuant to which interest on the loan is computed at an annual rate equal to the 90-day Treasury Bill Rate.
In the event of a change of control of LocatePLUS Holdings Corporation (e.g., a sale of all or substantially all of our assets or a transaction or series of transactions in which more than 50% of our voting equity is sold or otherwise transferred) or in the event that, as of January 3, 2003, Mr. Latorella is:
-     still  employed  by  us;  or
-     an  independent  contractor  for  us;  or
- a member of our Board of Directors, then the obligations and debt evidenced by the notes shall be immediately and without further action by either party canceled. In the event that the note is canceled pursuant to the above clauses, we will make a tax equalization payment to Mr. Latorella.

     The principal and accrued interest on this note are due and payable in one lump sum on January 3, 2010, unless we have inadequate funds to satisfy our obligations as they generally become due, in which case the principal and accrued interest will be immediately due and payable. The Company amortized this loan assuming its cancellation as of January 3, 2003.

As Mr. Latorella was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms, and we anticipate that, in accordance with the loan's terms, we will make a tax equalization payment to Mr. Latorella in 2004 in the amount of approximately $147,000.

     Temporary  Salary  Waiver

Mr. Latorella elected to reduce his annual salary to $50,000 in September 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary prospectively to its pre-reduction level of $150,000 per annum. However, Mr. Latorella decided to forego the increase and as such his salary was not restored to the pre-reduced level in 2002. Mr. Latorella's salary was increased to $150,000 per annum in October 2003.

Incentive  Stock  Option

Mr. Latorella was granted a fully vested incentive stock option to purchase 190,000 shares of Class A Voting Common Stock on November 16, 1999, with an exercise price of $0.22 per share in consideration for services rendered. This option expires on November 16, 2004.

Mr. Latorella was granted fully vested incentive stock options to purchase 4,250,000 and 5,000,000 Class A Voting common and 100,000 Class B Non-Voting common with exercise prices of $0.25, $1.00, and $0.20 per share respectively.

Use  of  Company  Cars.

Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,100 per month to Mr. Latorella.

ROBERT  A.  GODDARD

     Mr. Goddard was formerly our Chief Financial Officer. Mr. Goddard ceased his employment with the Company on March 31, 2003.

     Incentive  Loan

     On January 3, 2000, the Board of Directors approved, and we made, a term loan to Mr. Goddard for $125,000, which we refer to as Mr. Goddard's "Incentive Loan." This Incentive Loan was intended to provide a bonus to Mr. Goddard for services rendered in conjunction with the development and launch of the LocatePLUS product and to deter Mr. Goddard from terminating his employment with us. In the event of a change of control of LocatePLUS Holdings Corporation (e.g., a sale of all or substantially all of our assets or a transaction or series of transactions in which more than 50% of our voting equity is sold or otherwise transferred) or in the event that, as of January 3, 2003, Mr. Goddard is:

-     still  employed  by  us;  or
-     an  independent  contractor  for  us;  or
- a member of our Board of Directors, then the obligations and debt evidenced by the notes shall be immediately and without further action by either party be canceled. In the event that the note is canceled pursuant to the above clauses, we will make a tax equalization payment to Mr. Goddard.

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

Stock  Option

Mr. Goddard was issued an option to purchase 1,000,000 shares of Class A Voting Common Stock on November 16, 1999, with an exercise price of $0.20 per share in conjunction with our retention of him. This option was fully vested, and it expires on November 16, 2009. In connection with a severance agreement that we entered into with Mr. Goddard, that option has been cancelled, and we issued to him, in lieu of that option, a ten year non-qualified stock option to purchase 250,000 shares of our Class A Voting Common Stock with an exercise price of $0.15 per share.

JAMES  C.  FIELDS

Mr.  Fields  is  our  Acting  Chief  Financial  Officer.

     Stock  Option

On  June  1,  2001,  Mr.  Fields  was issued incentive stock options to purchase
500,000 shares of our Class A Voting Common Stock with an exercise price of $0.20 per share, and on March 31, 2003, was issued incentive stock options to purchase 500,000 shares of our Class A Voting Common Stock with an exercise price of $0.15 per share, and on December 18, 2003, was issued incentive stock options to purchase 500,000 shares of our Class A Voting Common Stock with an exercise price of $0.25 per share.

THOMAS  GARLOCK

     Mr.  Garlock  is  a  member  of  our  Board  of  Directors.

     Equity  Compensation  for  Services  Rendered

Mr. Garlock was also issued options under our equity compensation plan to purchase an aggregate of 1,034,720 shares of our Class A Voting Common Stock (with an average exercise price of $0.31), of which options to purchase 836,112 were granted in November 1999, options to purchase 38,067 were granted in June 2001, and options to purchase 160,541 were granted in 2002, in consideration for his strategic advisory and shareholder relations services.

     In consideration service as a member of our Board of Directors and for strategic advisory and shareholder relations services rendered for us, we also issued warrants to purchase 386,670 shares of our Class B Non-voting Common Stock to Mr. Garlock of which warrants to purchase 324,581 were granted in December 2001, and warrants to purchase 62,089 were granted in February 2002. These ten-year warrants have an exercise price of $0.15 per share.


Non-employee  Directors  Stock  Option  and  Compensation  Policy

On February 1, 2002, Mr. Garlock was issued an option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On March 28, 2003, Mr. Garlock was issued an additional option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Garlock was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and paid was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy.

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

     In conjunction with this note, we also issued to Mr. Houlihan a warrant to purchase 75,000 shares of our Class A Voting Common Stock for $0.20 per share.

Non-Employee  Directors  Stock  Option  Policy

     On February 1, 2002, Mr. Houlihan was issued an option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On March 28, 2003, Mr. Houlihan was issued an additional option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Houlihan was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and was paid $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy.

GERARD  SCALLEY

     Mr.  Scalley  is  a  member  of  our  Board  of  Directors.

     Non-Employee  Directors  Stock  Option  and  Compensation  Policy

     On August 27, 2002, Mr. Scalley was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.22 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Scalley was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and paid was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy.

ROBERT  KITE

Mr. Kite is member of our Board of Directors. Mr. Kite was appointed to the Board in December 2002.

     Debt  Financing  of  LocatePLUS  Holdings  Corporation

     On March 7, 2001, we borrowed $250,000 from Mr. Kite pursuant to a promissory note providing for an interest rate of 10% per annum payable monthly. This loan, plus accrued interest, was repaid in January 2004. In conjunction with the issuance of that note, we also issued to Mr. Kite a warrant to purchase shares of our Class B Non-voting Common Stock. This warrant currently permits Mr. Kite to purchase 250,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share.

     Non-Employee  Directors  Stock  Option  and  Compensation  Policy

     On March 31, 2003, Mr. Kite was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Kite was issued an option to purchase 100,000 shares of our Class B Non-voting
Common Stock for $0.20 per share and was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy.

THOMAS  MURPHY

     Mr. Murphy is a member of our Board of Directors. Mr. Murphy joined the Board on March 28, 2003.

Brokerage  Fees  paid  to  Oftring  &  Company,  Inc.

Mr. Murphy was formerly the Vice President at Oftring & Company, Inc., the underwriter of our initial public offering. In connection certain private offerings prior to our Initial Public Offering, we issued to him a five year warrant to purchase 300,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.30 per share. Oftring was paid $166,000 in fees by us during 2002 for services as a placement agent in connection with the Initial Public Offering.

     Non-Employee  Directors  Stock  Option  and  Compensation  Policy

     On March 28, 2003, Mr. Murphy was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Murphy was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy.

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

GREGORY  LINDAE

     Mr. Gregory Lindae was a member of our Board of Directors until he resigned on April 12, 2001. Mr. Lindae and his wholly-owned corporation, Castlerock Ventures, provided a variety of public relations and investment banking services for us, and worked with our sales force in connection with the launch of our LocatePLUS product in California.

     Payments  for  Services  Rendered


On January 31, 2002, we issued a ten-year warrant to Mr. Lindae to purchase 1,177,680 shares of our Class B Non-voting Common Stock for $0.15 per share for strategic advisory, investment banking and public relations services rendered by him.

ITEM  13-  EXHIBITS  AND  REPORTS  ON  FORM  8-K

REPORTS  OF  FORM  8-K

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

On November 3, 2003, we filed a Form 8-K announcing that on October 17, 2003, LocatePLUS Holdings Corporation announced the acquisition of Voice Power Technologies, Inc., a Texas based provider of data technology.

On December 10, 2003, we filed a Form 8-K announcing an amendment to the Directors compensation plan and a change in CEO compensation.

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
AUDIT  FEES

     During 2003, our principal accountant, Carlin, Charron & Rosen LLP, billed $44,400 in connection with the audit of our annual financial statements and the review of our quarterly financial statements. In 2002, Carlin billed $22,000 for such services.

AUDIT  RELATED  FEES

     During 2003, Carlin billed us $5,095 for assurance and services related to the performance of their audit and review of our financial statements. During 2002, Carlin billed $7,000 for such services.


TAX  FEES

     During 2003, Carlin billed us $8,500 for tax related services. During 2002, Carlin billed $8,000 for such services.


ALL  OTHER  FEES.


     During 2003 and 2002, the Company paid $10,236 in fees to Carlin relating to the registration of securities.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               LOCATEPLUS  HOLDINGS  CORPORATION


               By:  /s/  Jon  R.  Latorella
               Jon  R.  Latorella,  President  and  Chief  Executive  Officer

               March  30,  2004

I,  JON  A.  LATORELLA,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of LocatePlus Holdings Corporation for the period ended December 31, 2003.


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


               /s/  Jon  R.  Latorella
               Jon  R.  Latorella
               President  and  Chief  Executive  Officer

               March  30,  2004

I,  JAMES  C.  FIELDS,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of LocatePlus Holdings Corporation for the period ended December 31, 2003.

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

               /s/  James  C.  Fields
               James  C.  Fields
               Acting  Chief  Financial  Officer

               March  30,  2004

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



               /s/  Jon  R.  Latorella
               Jon  R.  Latorella
               President  and  Chief  Executive  Officer
               March  30,  2004



               /s/  James  C.  Fields
               James  C.  Fields
               Acting  Chief  Financial  Officer
               March  30,  2004

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of LocatePLUS Holdings Corporation:
Beverly,  Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation as of December 31, 2003, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2003 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





CARLIN,  CHARRON  &  ROSEN  LLP
Worcester,  Massachusetts






March  18,  2004




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $  1,522,922
  Accounts receivable, trade - net. . . . . . . . . . . . . . . . . . .       568,811
  Prepaid expenses and other current assets . . . . . . . . . . . . . .       972,256
  Related party notes recievable. . . . . . . . . . . . . . . . . . . .        37,500
  Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .       901,728
                                                                         ------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . .     4,003,217
                                                                         ------------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .     2,475,080
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       735,869
                                                                         ------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,214,166
                                                                         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,671,819
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,222,801
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .       458,452
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .       100,349
  Current portion of capital lease obligation . . . . . . . . . . . . .       934,594
  Note payable - related party. . . . . . . . . . . . . . . . . . . . .       250,000
  Convertible notes payable . . . . . . . . . . . . . . . . . . . . . .        10,000
                                                                         ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . .     4,648,015

Capital lease obligation, net of current portion. . . . . . . . . . . .       336,158
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       225,509
                                                                         ------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .     5,209,682
                                                                         ------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .            --

Stockholders' equity:
  Class A common stock, $0.01 par value; 150,000,000 shares authorized;
76,076,691 shares issued and outstanding at
December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .       760,767
  Class B common stock, $0.01 par value,
250,000,000 shares authorized;
72,898,596 shares issued and outstanding at
December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .       728,986
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .    20,967,472
  Warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,237,448
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .   (22,690,187)
                                                                         ------------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . .     2,004,484
                                                                         ------------
      Total liabilities and stockholders' equity. . . . . . . . . . . .  $  7,214,166
                                                                         ============


See Independent Auditors' Report and Notes to Consolidated Financial Statements.




LOCATEPLUS HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED
                                                     DECEMBER 31,
                                               2003               2002

Revenues
   Information sales - CD Rom . . . .  $            478,278   $    345,003
   Information sales - online . . . .             2,543,581      1,471,188
   Information sales - channel. . . .               263,834         32,284
   Information sales - wireless . . .                 7,417          1,980
   Engineering services . . . . . . .               105,667         53,333
                                       --------------------   ------------
   Total revenues . . . . . . . . . .             3,398,777      1,903,788
                                       --------------------   ------------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . .                91,775         90,397
      Online and channel. . . . . . .             2,606,875      1,217,809
      Wireless. . . . . . . . . . . .                 2,749          1,100
      Engineering . . . . . . . . . .                26,025          9,297
   Selling and marketing. . . . . . .             1,049,381      1,001,529
   General and administrative . . . .             3,804,200      3,257,546
                                       --------------------   ------------
      Total operating expenses. . . .             7,581,005      5,577,678
                                       --------------------   ------------
Operating loss. . . . . . . . . . . .            (4,182,228)    (3,673,890)

Other income (expense):
   Interest income. . . . . . . . . .               137,253         53,835
   Interest expense . . . . . . . . .              (686,315)      (397,674)
   Other income . . . . . . . . . . .                40,605         21,122
   Write-off accrued license fees . .               283,500              -
                                       --------------------   ------------
Net loss. . . . . . . . . . . . . . .  $         (4,407,185)  $ (3,996,607)
                                       ====================   ============
Basic and diluted net loss per share.  $              (0.03)  $      (0.04)

Shares used in computing basic and
diluted net loss per share. . . . . .           130,299,353    111,798,301



See Independent Auditors' Report and Notes to Consolidated Financial Statements.




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                          CLASS A                   CLASS B                ADDITIONAL
                                                       COMMON STOCK               COMMON STOCK               PAID-IN
                                                    SHARES        AMOUNT        SHARES        AMOUNT         CAPITAL
                                                 ------------  -------------  ----------  --------------  -------------
Balance at December 31, 2001. . . . . . . . . .    53,108,580  $     531,086  48,527,054  $      485,270  $ 14,213,637
Issuance of common stock at
 $0.15 per share, net of issuance
 costs of $28,478 . . . . . . . . . . . . . . .             -              -   8,113,672          81,137     1,107,436
Issuance of warrants to purchase
 common stock in exchange
 for services . . . . . . . . . . . . . . . . .             -              -           -               -             -
Payment of stock subscription
receivable. . . . . . . . . . . . . . . . . . .             -              -           -               -             -
Issuance of Units at $0.30 per
 unit net of $590,662 issuance
 cost . . . . . . . . . . . . . . . . . . . . .             -              -  12,000,000         120,000     1,929,338
Exchange of convertible notes
 payable plus accrued interest
 at $0.22 per share . . . . . . . . . . . . . .     1,681,712         16,817           -               -       386,794
Exercise of detachable warrants . . . . . . . .        60,000            600           -               -         8,040
Beneficial conversion feature
 on convertible debt. . . . . . . . . . . . . .             -              -           -               -       104,503
Issuance of detachable warrants
 to purchase common stock in
 conjunction with debt and lease
 financing. . . . . . . . . . . . . . . . . . .             -              -           -               -             -
Net loss for the year ended
 December 31, 2002. . . . . . . . . . . . . . .             -              -           -               -             -
                                                 ------------  -------------  ----------  --------------  -------------
Balance at December 31, 2002. . . . . . . . . .    54,850,292  $     548,503  68,640,726  $      686,407  $ 17,749,748
                                                 ------------  -------------  ----------  --------------  -------------
Payment of stock subscription
 receivable . . . . . . . . . . . . . . . . . .             -              -           -               -             -
Issuance of detachable warrants to
 purchase common stock in
 conjunction with debt and lease
 financing. . . . . . . . . . . . . . . . . . .             -              -           -               -             -
Issuance of common stock in
 exchange for services. . . . . . . . . . . . .     3,547,519         35,475   1,262,500          12,625       551,900
Issuance of units at $0.16 per
 unit . . . . . . . . . . . . . . . . . . . . .     2,477,250         24,773     257,695         113,892       396,360
Issuance of common stock
 in exchange for services . . . . . . . . . . .             -              -     125,000           1,250        12,500
Issuance of detachable warrants
 to purchase common stock in
 exchange for service . . . . . . . . . . . . .             -              -           -               -             -
Issuance of options to purchase
 common stock as part of
 severance agreement. . . . . . . . . . . . . .             -              -           -               -        17,870
Exercise of options @ $0.20 . . . . . . . . . .     1,414,450         14,145           -               -       268,746
Net Issuance options exercised. . . . . . . . .     2,170,909         21,709           -               -       (21,709)
Issuance of units at $0.16 per
 unit . . . . . . . . . . . . . . . . . . . . .             -              -     370,370           3,704        55,227
Issuance of shares throughout
 the year . . . . . . . . . . . . . . . . . . .     8,907,634         89,076           -               -     1,189,013
Issuance of shares in
 accordance with put option . . . . . . . . . .     2,708,637         27,086           -               -       623,982
Issuance of common stock
 for investment in subsidiary . . . . . . . . .             -              -   2,500,000          25,000       262,500
Net loss for the year ended
 December 31, 2003. . . . . . . . . . . . . . .             -              -           -               -             -
                                                 ------------  -------------  ----------  --------------  -------------
Balance at December 31, 2003. . . . . . . . . .    76,076,691  $     760,767  72,898,596  $      728,986  $ 20,967,472
                                                 ------------  -------------  ----------  --------------  -------------

LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                 COMMON
                                                                 STOCK                      TOTAL
                                                                 SUB-                       STOCKHOLDERS'
                                                                 SCRIPTIONS   ACCUMULATED   EQUITY
                                                    WARRANTS     RECEIVABLE    DEFICIT      (DEFICIT)
                                                 --------------  ----------  -------------  ------------
Balance at December 31, 2001. . . . . . . . . .  $      547,994  $  (4,500)   (14,286,395)    1,487,092
Issuance of common stock at
 $0.15 per share, net of issuance
 costs of $28,478 . . . . . . . . . . . . . . .               -          -              -     1,188,573
Issuance of warrants to purchase
 common stock in exchange
 for services . . . . . . . . . . . . . . . . .         236,177          -              -       236,177
Payment of stock subscription
receivable. . . . . . . . . . . . . . . . . . .               -      4,500              -         4,500
Issuance of Units at $0.30 per
 unit net of $590,662 issuance
 cost . . . . . . . . . . . . . . . . . . . . .         960,000   (174,908)             -     2,834,430
Exchange of convertible notes
 payable plus accrued interest
 at $0.22 per share . . . . . . . . . . . . . .               -          -              -       403,611
Exercise of detachable warrants . . . . . . . .               -          -              -         8,640
Beneficial conversion feature
 on convertible debt. . . . . . . . . . . . . .               -          -              -       104,503
Issuance of detachable warrants
 to purchase common stock in
 conjunction with debt and lease
 financing. . . . . . . . . . . . . . . . . . .          80,662          -              -        80,662
Net loss for the year ended
 December 31, 2002. . . . . . . . . . . . . . .               -          -     (3,996,607)   (3,996,607)
                                                 --------------  ----------  -------------  ------------
Balance at December 31, 2002. . . . . . . . . .  $    1,824,833  $(174,908)  $(18,283,002)  $ 2,351,581
                                                 --------------  ----------  -------------  ------------
Payment of stock subscription
 receivable . . . . . . . . . . . . . . . . . .               -    174,908              -       174,908
Issuance of detachable warrants to
 purchase common stock in
 conjunction with debt and lease
 financing. . . . . . . . . . . . . . . . . . .         208,481          -              -       208,481
Issuance of common stock in
 exchange for services. . . . . . . . . . . . .         600,000
Issuance of units at $0.16 per
 unit
Issuance of common stock
 in exchange for services . . . . . . . . . . .               -          -              -        13,750
Issuance of detachable warrants
 to purchase common stock in
 exchange for service . . . . . . . . . . . . .          49,173          -              -        49,173
Issuance of options to purchase
 common stock as part of
 severance agreement. . . . . . . . . . . . . .               -          -              -        17,870
Exercise of options @ $0.20 . . . . . . . . . .               -          -              -       282,891
Net Issuance options exercised. . . . . . . . .               -          -              -             -
Issuance of units at $0.16 per
 unit . . . . . . . . . . . . . . . . . . . . .          41,069          -              -       100,000
Issuance of shares throughout
 the year . . . . . . . . . . . . . . . . . . .               -          -              -     1,278,089
Issuance of shares in
 accordance with put option . . . . . . . . . .               -          -              -       651,068
Issuance of common stock
 for investment in subsidiary . . . . . . . . .               -          -              -       287,500
Net loss for the year ended
 December 31, 2003. . . . . . . . . . . . . . .               -          -     (4,407,185)   (4,407,185)
                                                 --------------  ----------  -------------  ------------
Balance at December 31, 2003. . . . . . . . . .  $    2,237,448  $       -   $(22,690,187)  $ 2,004,486
                                                 --------------  ----------  -------------  ------------

See Independent Auditors' Report and Notes to Consolidated Financial Statements.




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED
                                               DECEMBER 31,
                                                   2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . .           ($4,407,185)   ($3,996,607)
  Adjustments to reconcile
   net loss to net cash used in
    operating activities:
  Depreciation and amortization
   of property and equipment. . . . . . .               571,527        475,542
  Provision for doubtful accounts . . . .               150,603         32,180
  Interest expense related
   to warrants issued with debt . . . . .               327,420          4,020
  Interest expense related
  to beneficial conversion feature. . . .                     -        104,503
  Interest expense recorded
   on mandatorially convertible debt. . .                     -         40,773
  Amortization of notes
   receivable from related parties. . . .                 9,722        133,334
  Amortization of intangible assets . . .                28,512              -
  Write down of accrued license fees. . .               283,500              -
  Expense recorded for fair value
   of stock, options, and warrants
   issued for services. . . . . . . . . .               261,309        238,603
  Changes in assets and liabilities:
  Accounts receivable . . . . . . . . . .              (449,848)      (148,156)
  Prepaid expenses and other assets . . .                (5,006)      (154,432)
  Other assets. . . . . . . . . . . . . .              (113,772)        50,488
  Accounts payable. . . . . . . . . . . .              (292,170)       115,678
  Accrued expenses. . . . . . . . . . . .                24,510        101,550
  Deferred revenue. . . . . . . . . . . .               (24,112)      (145,545)
                                           --------------------   ------------
  Net cash used in operating activities .            (3,634,990)    (3,148,069)
                                           --------------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayment
   of purchased note receivable . . . . .               539,767      1,018,525
  Purchase of note receivable . . . . . .              (210,021)    (1,250,000)
  Purchases of property and
   equipment. . . . . . . . . . . . . . .               (74,568)      (150,636)
  Proceeds from sale of property
   and equipment. . . . . . . . . . . . .                 1,500              -
                                           --------------------   ------------
  Net cash provided by
   investing activities . . . . . . . . .               256,678       (382,111)
                                           --------------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt . . . . . . . . . . .              (561,790)      (600,000)
  Proceeds from issuance of
   debt . . . . . . . . . . . . . . . . .             1,816,000      1,382,900
  Payments of obligations
   under capital lease. . . . . . . . . .              (737,504)      (169,514)
  Proceeds from issuance of
   common stock and collection of stock
           subscriptions receivable,
            net of issuance costs . . . .             2,723,315              -
  Deposit for Units . . . . . . . . . . .                     -      3,662,143
                                           --------------------   ------------
  Net cash provided by
   financing activities . . . . . . . . .             3,240,021      4,275,529
                                           --------------------   ------------

Net (decrease) increase in
 cash and cash equivalents. . . . . . . .              (138,291)       745,349

Cash and cash equivalents,
 beginning of period. . . . . . . . . . .             1,661,213        915,864
                                           --------------------   ------------
Cash and cash equivalents,
 end of period. . . . . . . . . . . . . .             1,522,922      1,661,213
                                           ====================   ============

Supplemental disclosures of cash
 flows information:
Cash paid for interest. . . . . . . . . .  $            378,894   $    144,215

Supplemental disclosure of non
-cash investing and financing activities:
Acquisition of property
 and equipment under capital leases . . .  $          1,658,416   $    211,436
Exchange of convertible
 debt for common stock. . . . . . . . . .                     -        312,000
Relative fair value of detachable
 warrants issued in conjunction
 with convertible debt. . . . . . . . . .               327,420          4,020
Value ascribed to beneficial
 conversion features on convertible
 debt . . . . . . . . . . . . . . . . . .                     -        104,503
Issuance of common stock for
 subscription receivable. . . . . . . . .                     -        174,908
Fair value of warrants issued
 in conjunction with services . . . . . .               261,308        241,103


                                                                             F-5

See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also, as part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. In September 2003, the Company, through its newly formed wholly owned subsidiary Certifion Corporation, acquired all of the assets of Project Entersect Corporation. The acquisition was accounted for as a purchase and is recorded with the Company's operations from the date of purchase through December 31, 2003. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stock holders of Voice Power Technology in consideration for a two year non-competition agreement with these stock holders. All intercompany accounts and transactions have been eliminated in consolidation.

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

     LIQUIDITY  AND  OPERATIONS
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial losses in each of the last two years, and has incurred an accumulated deficit of approximately $22.7 million through December 31, 2003. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements don not include any adjustments that might result from the outcome of this uncertainty.

     The Company raised approximately $2,400,000 and $4,800,000 of equity during 2003 and 2002 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions. The Company sold 2,708,637 shares for a total $651,068 in net proceeds from the investor through December 31, 2003. The remaining amount available under the put at December 31, 2003 was $4,348,932. Subsequent to year end, the Company has issued an additional 5,206,790 shares of the Company's Class A Voting common stock to this investor, resulting in net proceeds to the Company of approximately $2,100,000.

     Management believes the Company's current sources of liquidity, funding, and customer demand are adequate to sustain its current level of operations through the end of 2004. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this will require additional financing. Management plans to explore both debt and equity options, which the board of directors is willing to pursue.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     CASH  EQUIVALENTS
     The Company considers all money market funds, bank certificates of deposit, and short term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     CONCENTRATION  OF  CREDIT  RISK
     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. The risk with respect to accounts receivable is minimized by the large number of customers comprising the Company's customer base, none of which are individually significant, and by their dispersion across many geographical regions. The Company generally does not require collateral, but evaluations of customers' credit and financial condition are performed periodically.

     PROPERTY  AND  EQUIPMENT
     Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method at rates sufficient to write off the cost of the assets over their estimated useful lives.

     INTANGIBLE  ASSETS
     Costs of acquiring businesses, such as customer lists and non-compete agreements, are being amortized on a straight-line basis over 2-3 years, while deferred financing costs are being amortized over the term of the related debt.

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

     The Company updates the information contained in compact disks (CDRoms) either quarterly or semi-annually. Revenue is recognized upon delivery to the customer of a compact disk, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectibility is reasonably assured. In October 2002, the Company changed its method of selling compact disks. Prior to October, compact disks were sold with an upfront purchase of an annual supply of compact disks, with the purchase price allocated equally based on the number of compact disks to which the customer was entitled. Deferred revenue principally related to undelivered compact disks. Subsequent to October 2002, compact disks are sold individually. Customers may choose to have the disks automatically shipped and billed.

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

     Engineering services in 2003 and 2002 relate to integration services provided to a third party database provider with whom the Company has an arrangement whereby the Company provides the third party access to the Company's database. Revenue is recognized over the term of the contract when there is evidence of an arrangement, the fees are fixed or determinable, and collectibility is reasonably assured.

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

     STOCK  COMPENSATION  PLANS
     The Company applies the disclosure only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 148") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below.



                                    YEAR ENDED DECEMBER 31
                                     2003                2002
                           ------------------------  ------------

Net loss - reported . . .  $            (4,383,229)  $(3,996,607)
Amortization of stock
compensation expense. . .                  (84,246)     (100,407)
Pro forma net loss. . . .  $            (4,467,475)  $(4,097,014)
                           ------------------------  ------------
Pro forma net loss per
share - basic and diluted  $                 (0.03)  $     (0.04)
                           ========================  ============



     The weighted average fair value of options granted during 2003 and 2002 was $0.05 and $0.05 respectively. The Company recognizes forfeitures as they occur. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods.

     In 2003, the fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 25%; average risk-free interest rate of 3.54% and an expected option holding period of 6 years. In 2002, the fair value of options was estimated at the date of grant using the minimum value option pricing method since all employee options were issued prior to the Company's Initial Public Offering. The value was calculated using expected life of 5 years, average risk free rate of 2.8%, volatility of 0%, and dividend yield of 0%.

     ADVERTISING
     The Company charges advertising costs to operations when incurred. Advertising expense was $9,225 in 2003 and $2,363 in 2002.

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

     RECENT  PRONOUNCEMENTS
     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (SAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.The Company has not adopted the fair value recognition principles of SFAS 123; therefore this Statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company has provided the additional disclosure required by SFAS 148.

3.     ACCOUNTS  RECEIVABLE,  TRADE
     Trade accounts receivable are presented net of an allowance for doubtful collections of $110,458 at December 31, 2003. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     Included in prepaid expenses and other current asses is a balance of $250,000 paid to NFC Corporation, in the form of 2,500,000 shares of the Company's Class A Voting common stock, for investor relation services. These shares were valued at $0.18 per share, the market price on the date of issue, or $450,000. To date, $200,000 of that amount has been expensed for services provided to the Company by NFC. Also included in prepaid expense and other current assets is a $53,300 balance on employee expenses per verbal agreement with an employee that allowed the employee to exercise 800,000 options with an exercise price of $0.20 at no cost to the employee. The Company is expensing this balance over the remaining four months of a one year period. The employee is expected to pay the Company for any unamortized balance if employment is terminated before the one year period expires.

5.     NOTES  RECEIVABLE

     RELATED  PARTIES
During 2000, the Company issued cash loans of $400,000 in exchange for promissory notes from certain officers. Although the notes were due January 3, 2010, in the event that, as of January 3, 2003, the officers were (i) still employed by the Company; (ii) an independent contractor of the Company; or (iii) a member of the Company's Board of Directors, then the obligations and debt evidenced by the notes would be canceled without further action by any party. In the event that the note is canceled pursuant to the conditions noted above, the Company agrees to pay to the officer, no later than two months after the end of the officer's applicable tax year in which such cancellation occurs, an amount in cash sufficient to fulfill the officer's tax liability attributable to the cancellation of the notes. As such, the Company has been expensing the principal of the notes on a monthly basis and in 2003 and 2002 recognized $9,722 and $133,000 of amortization expense, respectively, on notes receivable from related parties. At December 31, 2003, the net amount of these notes is $0. Additionally, the Company has accrued approximately $6,701 in 2003 and $71,480 in 2002 ($215,929 cumulative through December 31, 2003 included in accrued expenses in the balance sheet) relating to an estimate of the officers' tax liability expected to be reimbursed by the Company.

At December 31, 2003, there were non-interest bearing demand notes receivable in the amount of $37,500 due from company officers and employees. These notes are expected to be repaid in 2004.

UNRELATED  PARTIES
Demand promissory note receivable from an unrelated leasing company, with interest at 11% . One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. Interest income on the note receivable was approximately $100,000 in 2003 and $23,000 in 2002 and $181,800 is unpaid at December 31, 2003 and is included in prepaid expenses and other current assets. The remaining principal balance at December 31, 2003 was $838,508. Subsequent to year end, the Company received $235,000 of principal repayment.

Unsecured note receivable with an unrelated entity. There is an oral agreement to advance up to $250,000 on this note. There is no business relationship between the Company and this entity or any officers or directors of either company, except that the Company is currently performing some administrative and bookkeeping services for the unrelated entity in exchange for approximately $1,000 per month. In 2002, the Company advanced a total of $250,000 to this unrelated entity in the form of cash and services. The remaining balance at December 31, 2003 was $63,220. There is no stated interest rate on these advances but the Company believes it is entitled to warrants that would allow it to buy stock in the unrelated entity; however, the terms and conditions of the warrants have yet to be agreed on.

6.     INVESTMENT
     During 2000, the Company entered into certain agreements, as amended, with an unrelated party ("IntelliCorp") under which the Company invested cash of $500,000 in exchange for contingently convertible promissory notes. The Company reserved all amounts owed to it by IntelliCorp.

     On  January  22,  2002 both parties agreed to the repayment of the $500,000 through an addendum to the Channel Partner Agreement signed in August 2001 between the parties. The addendum provides for a 75:25 sharing of revenues received by the unrelated party resulting from this Channel Partner Agreement in favor of the Company. One third of proceeds remitted to the Company under this arrangement will be treated as repayment of the $500,000 plus accrued interest and the balance will be recorded as revenue. On full repayment of the $500,000 plus accrued interest, the revenue sharing arrangement will change to a 50:50 basis. Interest on the note ceased to accrue on January 21, 2002 in accordance with the arrangement. As of that date, interest receivable of $76,280 was due but not recorded as income. In 2003 and 2002, the Company recognized $10,106 and $16,000, respectively, as partial repayment towards the $500,000, recorded as other income.

7.     PROPERTY  AND  EQUIPMENT
     Property  and  equipment  at  December 31, 2003, consists of the following:



Equipment . . . . . . . . . . . .  $3,136,525
Vehicles. . . . . . . . . . . . .      89,635
Software. . . . . . . . . . . . .     157,559
Furniture and fixtures. . . . . .     388,493
Leasehold improvements. . . . . .     539,563
                                   ----------
                                    4,311,775

Less accumulated depreciation and
  amortization. . . . . . . . . .   1,836,695
                                   ----------
Property and equipment, net . . .  $2,475,080
                                   ==========


     The carrying value of assets under capital leases was $1,903,160, net of amortization of $639,008 as of December 31, 2003.

     Depreciation and amortization expense was $576,081 and $475,542 for the years ended December 31, 2003 and 2002, respectively, which includes amortization expense on the equipment under capital lease of $277,828 and $163,532 for the years ended December 31, 2003 and 2002, respectively.

8.     OTHER  ASSETS
     Other  assets  consist  of  the  following  at  December  31,  2003:





Customer lists and
non-compete agreement. .  $ 328,486
Accumulated amortization    (28,512)
Deferred financing costs    459,000
Accumulated amortization   (193,639)
Security deposits. . . .     95,534
Deposit on Subsidiary
formed after year end. .     75,000
                          ---------
Total. . . . . . . . . .  $ 735,869
                          =========

9.     ACCRUED  EXPENSES
     Accrued  expenses  consist  of  the  following  at  December  31,  2003:





Payroll and related taxes  $314,605
Sales tax . . . . . . . .    26,385
Accounting, legal and
professional fees . . . .    96,667
Other . . . . . . . . . .    20,795
                           --------
Total . . . . . . . . . .  $458,452
                           ========


10.     NOTES  PAYABLE
     On October 12, 2002 the Company completed its initial public offering and as a result certain convertible notes with detachable warrants were converted at $0.24 into 1,681,712 Class A Common Shares and the Company recorded $100,903 of interest expense as a result of the beneficial conversion. In addition, all detachable warrants were exercised either through purchase or cashless conversion into 60,000 shares of Class A Common Stock.

     Convertible promissory note, due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at December 31, 2003, is $2,022,227. The remaining debt is due in 2004, except for $230,000 due in 2005. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

The Company allocated the investment proceeds between the notes and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $218,482, which was recorded as debt discount, a reduction of the carrying amount of the notes. This amount is being amortized to interest expense over the term of the debt. The unamortized balance of this debt discount is $124,899 at December 31, 2003 ($4,491 long-term). The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 29% volatility, 3.6% average risk-free interest rate, a ten-year life and an underlying Class B Non-Voting Common Stock value of $0.14 per share.

11.     NOTE  PAYABLE  -  RELATED  PARTY
     In December 2002, the Company issued a note with detachable warrants payable to one of its current board members in exchange for $250,000 in cash. The note has a twelve-month term with interest at a rate of 10% per annum payable monthly. The detachable warrants were for the purchase of 250,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share. The warrants had a term of ten years and became exercisable upon issue. Subsequent to year end this note was repaid in full.

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

12.     RELATED  PARTY  TRANSACTIONS

     On January 31, 2002, the Company granted a warrant to purchase 1,177,680 shares of Class B Non-voting Common Stock at $0.15 per share for consulting services rendered by the former board member and recorded expense of $161,026 associated with the warrants.

     In 2002, the Company granted options to purchase 160,541shares of Class A Voting Common Stock with an average exercise price of $.90 per share and warrants to purchase 27,089 shares of Class B Non-voting Common Stock at $0.15 per share in consideration for services rendered by a member of the Company's Board of Directors. The Company recorded expense of $40,238 associated with these options and warrants. On February 1, 2002, the Company issued warrants to purchase a total of 70,000 shares of Class B Non-voting Common Stock to two directors of the Company and recorded expense of $9,569 associated with the warrants.

     The fair value of the options granted in 2002 to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock value of $0.90 per share.

     The fair value of the warrants granted in 2002 to purchase shares of Class B Non-voting Common Stock was based on the Black-Scholes Model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class B Voting Common Stock value of $0.15 per share.

13.     COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES
     The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2005. Rent expense amounted to $579,419 and $494,466 for 2003 and 2002, respectively.

     Future minimum payments under non-cancelable operating leases are as follows:






YEAR ENDING DECEMBER 31,
2004 . . . . . . . . . .  $522,027
2005 . . . . . . . . . .    87,005
                          --------
Total. . . . . . . . . .  $609,032
                          ========


CAPITAL  LEASES
     The Company acquired equipment under long-term capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases.

     The following is a schedule by years of future minimum lease payments under the capital leases, together with the net present value of the minimum lease payments at December 31, 2003.




YEAR ENDING DECEMBER 31,

2004 . . . . . . . . . . . . .  $1,023,457
2005 . . . . . . . . . . . . .     353,733
2006 . . . . . . . . . . . . .       3,044
2007 . . . . . . . . . . . . .       1,268
                                ----------
                                 1,381,502
Less:  amounts representing
interest and executory costs .     110,750
                                ----------
Present value of future
minimum lease payments . . . .   1,270,752

Less:  current portion of
obligation under capital lease     934,594
                                ----------
Long-term obligation under
 capital lease . . . . . . . .  $  336,158
                                ==========


     LICENSE  AGREEMENTS
     The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers. In 2003 and 2002, the Company recorded $1,738,849 and $665,366 respectively in costs related to these agreements. In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data. The Company is required to make minimum payments under these agreements as follows:






YEAR ENDING DECEMBER 31,

2004. . . . . . . . . . .  $2,051,427
2005. . . . . . . . . . .     679,565
2006. . . . . . . . . . .      20,000
                           ----------
                            2,750,992
                           ==========


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

     LEGAL  PROCEEDINGS
     The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. Management believes the outcome of any pending or known matters will not have a materially adverse effect on the Company's financial position or results of operations.

14.     INCOME  TAXES
     Deferred  tax  assets  consist  of  the  following  at  December  31:






                                          2003

Net operating loss carry forwards. .  $ 7,421,500
Depreciation and amortization. . . .      481,400
Bad debt reserve . . . . . . . . . .       44,750
Investment loss. . . . . . . . . . .      202,500
Capitalized research and development      810,000
Other. . . . . . . . . . . . . . . .       87,450
                                       ----------
Gross deferred tax assets. . . . . .    9,047,600

Valuation allowance. . . . . . . . .   (9,047,600)
                                       ----------
                                      $         -
                                       ==========



The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $18,300,000. The federal and state net operating loss carryforwards expire through 2023.

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

15.     COMMON  STOCK

     DESCRIPTION  OF  COMMON  STOCK
     On March 23, 2001, the Company amended its articles of incorporation wherein it renamed all of the authorized 150,000,000 shares of common stock, par value $0.01 per share, Class A Voting Common Stock and authorized the issuance of 250,000,000 shares of Class B Non-voting Common Stock.

Each Class A Voting Common stockholder is entitled to one vote for each share held on all matters submitted to a vote of stockholders. The holders of both classes of common stock are entitled to dividends on a pro rata basis, when and if declared by the Company's board of directors. Through December 31, 2003, no dividends have been declared or paid.

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

     As of December 31, 2003, a total of 16,082,239 shares of Class A Voting Common Stock were reserved for issuance upon exercise of outstanding stock option and warrant agreements. As of

December 31, 2003, 10,283,249 shares of Class B Non-voting Common Stock were reserved for issuance upon exercise of outstanding warrant agreements.

     STOCK  OPTIONS  AND  WARRANTS
     During 2002, the Company issued options to purchase 261,739 shares of Class A Voting Common Stock at an average exercise price of $0.90 per share and warrants to purchase 1,304,158 shares of Class B Non-Voting Common Stock at an average exercise price of $0.15 per share to third parties in exchange for services. The Company recorded expense of $59,573 and $190,586, respectively, associated with these options and warrants.

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

     During 2003, the Company issued notes payable with detachable warrants for the purchase of 2,880,000 shares of Class B Non-voting Common Stock with an average exercise price of $0.17 per share that are exercisable for a period of ten years from the date of issuance.

     During 2003, the Company issued units consisting of one share of Class B Non-Voting Common Stock and a warrant that is convertible into three shares of Class B Non-Voting Common Stock with an exercise price at $0.27 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common Stock per unit without any cash payment. Warrants convertible into 1,111,110 shares were issued under this agreement.

     During 2003, the Company issued units consisting of one share of Class A Voting Common Stock and a warrant that is convertible into three shares of Class A Voting Common Stock with an exercise price at $0.16 per share. A price adjustment mechanism included in the warrants provides that, if the stock price decreases, the warrants will nevertheless permit the holder to receive, upon a cashless exercise of the warrants, at least one share of Class A Voting Common

Stock per unit without any cash payment. Warrants convertible into 7,431,750 shares were issued under this agreement. As of December 31, 2003, 4,218,750 warrants had been exercised resulting in a net issuance of 2,107,909 shares of Class A Common Stock.

     During 2003, the Company issued warrants to purchase 1,775,000 shares of Class B Non-Voting Common Stock at an average exercise price of $0.22 per share to third parties in exchange for services. The Company recorded expense of $49,173 associated with these warrants.

     During 2003, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 5.0% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock average value of $0.90 per share.

     During 2003, the fair value of the warrants to purchase shares of Class B Non-voting Common Stock was based on the Black-Scholes Model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 100% volatility, 4.4% average risk-free interest rate, a ten-year life and an underlying Class B Voting Common Stock average value of $0.18 per share.

     As of December 31, 2003, not including the Company's publicly traded warrant for the purchase of 12,000,000 shares of Class A Voting Common Stock, there were a total of 4,082,239 and 10,283,249 options and warrants outside the Stock Plans for Class A Voting and Class B Non-Voting Stock, respectively.

16.     STOCK  OPTION  PLANS
     On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the "1999 Plan"). Under the terms of the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the Plan. A maximum of 15,000,000 shares of Class A Voting Common Stock has been approved for issuance under the 1999 Plan of which 1,304,784 are available for grant at December 31, 2003. The options are not transferable except by will or domestic relations order.

     On March 28, 2003, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan (the "2003 Plan") which was approved by the stockholders at the May 29, 2003 annual meeting. Under the terms of the 2003 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the 2003 Plan. A maximum of 25,000,000 shares of Class A Voting Common Stock and 25,000,000 shares of Class B Non-Voting Common Stock has been approved for issuance under the 2003 Plan of which 17,500,000 and 19,300,000 Class A and Class B, respectively, are available for grant at December 31, 2003. The options are not transferable except by will or domestic relations order.

     The Board of Directors determines the exercise price and vesting period of the options at the date of grant. The exercise price for incentive stock options shall not be less than 100% of the fair market value of the Company's stock on the date of grant. The option exercise period will not exceed ten years from the date of grant. The options are generally fully exercisable when issued to directors and consultants and exercisable 25% per year and continuing over four years for employees (based on continual employment). If a grantee owns stock representing more than 10% of the outstanding shares on the date such an incentive option is granted, the price shall be at least 110% of fair market value and the maximum term of the options will be five years. The following table presents activity under the Plans for the years ended December 31, 2003 and 2002:




                           CLASS A             CLASS B
-                               WEIGHTED             WEIGHTED
-                               AVERAGE              AVERAGE
-                               EXERCISE             EXERCISE
-                    SHARES      PRICE     SHARES     PRICE
Outstanding at
December 31, 2001  10,602,716       0.20          -         -
Issued. . . . . .     300,000       0.25          -         -
Canceled. . . . .    (170,000)      0.20          -         -

Outstanding at
December 31, 2002  10,732,716       0.20          -         -

Issued. . . . . .  11,480,000       0.57  5,700,000      0.20
Exercised . . . .  (1,414,450)      0.20          -         -
Canceled. . . . .  (1,022,500)      0.20          -         -

Outstanding at
December 31, 2003  19,775,766       0.42  5,700,000      0.20



     The following table summarizes information relating to options outstanding at December 31, 2003:




CLASS A
                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                      WEIGHTED
                                       AVERAGE      WEIGHTED                          WEIGHTED
RANGE OF                              REMAINING      AVERAGE                           AVERAGE
EXERCISE                             CONTRACTUAL    EXERCISE                          EXERCISE
PRICE                SHARES         LIFE (YEARS)      PRICE            SHARES           PRICE
0.15 . . . .              250,000           9.25  $      0.15               250,000  $    0.15

0.20 - $0.25           14,445,766           7.51  $      0.22            12,880,766  $    0.22

0.30 . . . .               80,000           7.01  $      0.30                80,000  $    0.30

1.00 . . . .            5,000,000           4.97  $      1.00             5,000,000  $    1.00
                       ----------   ------------  -----------    ------------------  ---------
                       19,775,766           6.45  $      0.42            18,210,766  $    0.43
                       ==========   ============  ===========     =================  =========




CLASS B
-                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
-                    -             WEIGHTED         -                -                -
-                    -              AVERAGE      WEIGHTED            -            WEIGHTED
RANGE OF             -             REMAINING     AVERAGE             -             AVERAGE
EXERCISE             -            CONTRACTUAL    EXERCISE            -            EXERCISE
PRICE             SHARES         LIFE (YEARS)     PRICE            SHARES           PRICE
..20 . . .            5,700,000           9.69  $     0.20             5,700,000  $    0.20
              ----------------     ----------  ----------      ----------------  ---------
                     5,700,000           9.69  $     0.20             5,700,000  $    0.20
              ================     ==========  ==========      ================  =========


     F-7
17.     DEFINED  CONTRIBUTION  RETIREMENT  PLAN

     The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may make discretionary matching contributions up to 1% of employee contributions. Company contributions vest ratably over a six-year period. Company matching contributions amounted to $5,925 and $2,806 in 2003 and 2002, respectively.

18.     SEGMENT  INFORMATION
     The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by the nature of products and services provided. The Company measures and evaluates its two reportable segments based on revenues and costs of revenues. The CD ROM segment provides information on motor vehicles and drivers' licenses, contained on compact disks. The online segment provides information on individuals throughout the United States of America through the Company's website. No material operating costs, other than costs of revenues, or assets and liabilities relate to the CD ROM segment.



                                  FOR THE YEAR ENDED

                                  DECEMBER 31,
                                      2003          2002

Information sales:
   CD Rom. . . . . . . . . . . .  $     478,278  $  345,003
   Online and Channel. . . . . .      2,807,415   1,503,472
   Wireless. . . . . . . . . . .          7,417       1,980
                                  -------------  ----------
Total information sales. . . . .      3,293,110   1,850,455
                                  =============  ===========
Costs of Information sales:
   CD Rom. . . . . . . . . . . .         91,775      90,397
   Online and Channel. . . . . .      2,606,875   1,217,809
   Wireless. . . . . . . . . . .          2,749       1,100
                                  -------------  ----------
Total costs of Information sales      2,701,399   1,309,306
                                  =============  ===========




19.     SUBSEQUENT  EVENTS

On January 6, 2004, the Company formed a new wholly-owned subsidiary, Metrigenics, Inc., with operations located in New York state. Metrigenics was formed to develop new ways to integrate biometrics with data.























                         See Independent Auditors Report