Form 10QSB
period 2004-03-31
LOCATEPLUS HOLDINGS CORP
filed 2004-05-17
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number 000-49957


                         LocatePLUS Holdings Corporation
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Delaware                                        04-3332304
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

100 Cummings Center, Suite 235 M, Beverly, Massachusetts       01915
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                OUTSTANDING AT
                     CLASS                                      MARCH 31, 2004
Class A Voting Common, $0.01 par value per share                  84,749,646
Class B Non-voting Common, $0.01 par value per share              72,898,596


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

================================================================================

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Consolidated condensed balance sheets as of March 31, 2004
            (unaudited) and December 31, 2003.................................1

      Unaudited consolidated condensed statements of operations for the three months ended March 31, 2004 and 2003....................2

      Unaudited consolidated condensed statements of cash flows for the three months ended March 31, 2004 and 2003....................3

      Notes to unaudited consolidated condensed financial statements..........4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................9

ITEM 3. CONTROLS AND PROCEDURES..............................................15

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................16

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...................16

ITEM 5.  OTHER INFORMATION...................................................16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................16

SIGNATURES AND CERTIFICATION.................................................17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2004            2003
                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                               $  1,533,651    $  1,522,922
  Accounts receivable, trade-net                                               695,690         568,811
  Prepaid expenses and other current assets                                  1,078,893         972,256
  Note receivable - related parties, net                                        37,500          37,500
  Note receivable                                                              672,363         901,728
                                                                          ------------    ------------

      Total current assets                                                   4,109,277       4,003,217

Property and equipment, net                                                  2,937,328       2,475,080
Other assets                                                                   575,260         735,869
Notes receivable - related parties, net                                           --              --
                                                                          ------------    ------------

      Total assets                                                        $  7,530,685    $  7,214,166
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes Payable                                                                343,865       1,671,819
  Accounts payable                                                             921,252       1,222,801
  Accrued expenses                                                             382,213         458,452
  Deferred revenue                                                              89,657         100,347
  Current portion of capital lease obligation                                  782,000         934,594
  Note payable - related party                                                       0         250,000
  Convertible notes payable                                                     10,000          10,000
                                                                          ------------    ------------

      Total current liabilities                                              2,528,987       4,648,013

Capital lease obligations, net of current portion                              262,708         336,158
Notes Payable                                                                1,421,198         225,509
                                                                          ------------    ------------

      Total liabilities                                                      4,212,893       5,209,682
                                                                          ------------    ------------

Commitments and Contingencies                                                        0               0

Stockholders' equity:
  Class A common stock, $0.01 par value; 150,000,000 shares
    authorized; 54,850,292 and 84,749,646 shares issued and                    847,496         760,767
    outstanding at March 31, and 2004 and December 31, 2003
  Class B common stock, $0.01 par value, 250,000,000 shares authorized;
     68,640,726 and 72,898,596 shares issued and
     outstanding at March 31, 2004 and December 31, 2003                       728,986         728,986
  Additional paid-in capital                                                23,911,519      20,967,472
  Warrants                                                                   2,237,448       2,237,448
  Accumulated deficit                                                      (24,407,657)    (22,690,187)
                                                                          ------------    ------------

      Total stockholders' equity                                             3,317,792       2,004,486
                                                                          ------------    ------------

      Total liabilities and stockholders' equity                          $  7,530,685    $  7,214,166
                                                                          ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           LOCATEPLUS HOLDINGS COMPANY
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2004             2003
Net Revenues
   CD-ROM                                                       $     186,495    $     130,159
   Online                                                             962,534          571,249
   Channel                                                            127,381           44,053
   Wireless                                                             1,366            1,485
   Engineering Services                                                 7,200           10,667
                                                                -------------    -------------

   Total Gross Profit (Loss)                                        1,284,976          757,613
                                                                -------------    -------------

Operating Expenses:
   Cost of revenues
      CD-ROM                                                           24,667           14,742
      Online                                                          899,247          514,977
      Wireless                                                            550              687
      Engineering                                                           0            3,115
   Sales and Marketing                                                280,094          245,599
   General and Administrative                                       1,613,247          730,567
                                                                -------------    -------------

      Total Operating Expenses                                      2,817,805        1,509,687
                                                                -------------    -------------

Operating loss                                                     (1,532,829)        (752,074)

Other income (expense):
   Interest Income                                                     22,899           34,413
   Interest Expense                                                  (216,393)         (77,063)
   Other Income                                                         8,853           12,061
                                                                -------------    -------------

Net Loss                                                        $  (1,717,470)   $    (782,663)
                                                                =============    =============

Basic and diluted net loss per share                            $       (0.01)   $       (0.01)

Shares used in computing basic and diluted
 net loss per share                                               155,314,615      123,491,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                              ($ 1,717,470)   ($   782,663)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
            Depreciation and amortization of property and equipment                206,869         121,298

            Provision for doubtful accounts                                         61,197          10,592

            Interest expense related to warrants issued with
             convertible debt                                                       36,792          16,651

            Amortization of notes receivable from related parties                     --             8,333

            Amortization of intangible assets                                       39,354            --
            Changes in assets and liabilities:
                Accounts receivable, trade                                        (188,076)       (110,364)
                Prepaid expenses and other current assets                         (106,637)       (155,385)
                Accounts payable                                                  (301,549)        149,518
                Accrued expenses                                                   (76,239)        125,312
                Deferred revenue                                                   (10,690)        (29,125)

                Security deposits                                                  121,255             (42)
                                                                              ------------    ------------

                Net cash used in operating activities                           (1,935,257)       (645,875)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Principal repayment of note receivable                                     235,000          81,492
        Purchase of note receivable                                                 (5,635)        (41,147)
        Purchases of property and equipment                                       (495,902)         (6,405)


                Net cash provided by (used in) investing activities               (266,537)         33,940
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of debt                                                         (418,994)        (21,831)

        Proceeds from issuance of debt                                                --           440,000
        Payments of obligations under capital lease                               (399,259)        (48,939)
        Proceeds from issuance of common stock and collection of stock
                 subscriptions receivable, net of issuance costs                 3,030,776         174,908
                                                                              ------------    ------------

                Net cash provided by financing activities                        2,212,523         544,138
                                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents                                10,729         (67,797)

Cash and cash equivalents, beginning of period                                   1,522,922       1,661,213
                                                                              ------------    ------------

Cash and cash equivalents, end of period                                         1,533,651       1,593,416
                                                                              ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.          NATURE OF BUSINESS AND BASIS OF PRESENTATION

            COMPANY
            LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also as part of that restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. On September 1, 2003, LocatePLUS Holdings Corporation's wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stock holders of Voice Power Technology in consideration for a two year non-competition agreement with these stock holders. On January 6, 2004, the LocatePLUS Holdings Corporation formed Metrigenics, Inc., a wholly owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

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

            UNAUDITED INTERIM FINANCIAL STATEMENTS
            The accompanying interim consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2004 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

            The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, which are contained in LocatePlus Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.

            LIQUIDITY AND OPERATIONS
            The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the three months ended March 31, 2004. In addition, the Company has incurred an accumulated deficit of approximately $24 million through March 31, 2004. The Company raised approximately $2.4 million of equity during 2003 through the sale of its equity securities and $3.0 million in the three months ended March 31, 2004 through the issuance and sale of equity. The ultimate success of the Company is still dependent upon its ability to secure additional

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

            financing to meet its working capital and ongoing project development needs. Management believes the Company's current sources of liquidity, funding, and customer demand are adequate to sustain its current level of operations through the end of 2004. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff that will require the Company to obtain additional financing (through sales of equity securities or debt instruments). There can be no assurance, however that the Company's operations will be profitable or will generate sufficient cash to fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions. The Company sold 8,337,452 shares for a total $3,088,600 in net proceeds from the investor through March 31, 2004. The remaining amount available under the put at March 31, 2004 was $1,911,400.


2.          PREPAID EXPENSES AND OTHER CURRENT ASSETS

            Included in prepaid expenses is $240,000 paid to NFC Corporation, in the form of 2,500,000 shares of the Company's Class A Voting Common Stock, for investor relation services. These shares were valued at $0.18 per share, the market price on the date of issue, or $450,000. To date, $210,000 of the original amount of $450,000 has been used to pay for services provided to the Company by NFC. Also included in prepaid expenses and other current assets is a $13,300 balance on employee expenses per verbal agreement with an employee that allowed the employee to exercise 800,000 option with an exercise price of $0.20 at no cost to the employee. The Company is expensing this balance over a one year period. The employee is expected to pay the Company for any unamortized balance if employment is terminated before the one year period expires. Also included in prepaid expenses and other current assets is a $17,500 finders fee which is refundable to the Company in the second quarter of 2004.


3.          NOTES RECEIVABLE

            Included in Notes Receivable is a demand promissory note receivable from an unrelated leasing company, which carries an 11% interest rate. $1,000,000 was advanced to the leasing company in the fourth quarter of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at March 31, 2004 was approximately $604,000.

            Included in Notes Receivable is an unsecured note receivable from an unaffiliated entity. There is an oral agreement between this third party and the Company pursuant to which the Company will advance up to $250,000 on this note. The Company is currently performing administrative and bookkeeping services for that third party in exchange for fees of approximately $1,000 per month. The balance of the note receivable at March 31, 2004 was approximately $69,000. There is no stated interest rate on this note, and certain terms and conditions related to this arrangement (including, among other things, the Company's right to receive warrants to purchase shares of the third party's stock) are to be negotiated.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.          OTHER ASSETS

            Other assets consist of the following at March 31, 2004:

            Customer lists and non-compete agreement            260,620
            Security deposits                                   104,386
            Other assets                                          1,736
            Patents                                              17,574
            Debt Financing                                      190,944
                                                              ---------

            Total                                             $ 575,260
                                                              =========

5.          STOCK OPTIONS

            The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 148") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the three months ended March 31, 2004:

            --------------------------------------------------------------------
            Net loss as reported                                    $(1,717,470)

            Add: Total stock-based employee compensation
            expense determined under fair value based method
             for all awards, net of related tax effects                (196,193)
            --------------------------------------------------------------------
            Pro forma net loss                                      $(1,913,663)
            --------------------------------------------------------------------
            Pro forma net loss per share: Basic and Diluted             $ (0.01)
            --------------------------------------------------------------------

            There were no options granted during the three months ended March 31, 2004. The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 29%; average risk-free interest rate of 3.54%; and an expected option holding period of 6 years.

6.          NOTES PAYABLE

            During 2003, the Company received $2.3 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at March 31, 2004 is $1,775,063. The remaining debt is due in 2004, except for $1,500,000 due in 2005. During the quarter-ended March 31, 2004, one holder of $1.5 million note exercised his right to extend the note for an additional twelve months. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

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

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.          LEGAL PROCEEDINGS

            The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. At March 31, 2004, there are no pending or known actions for which management believes the amount of ultimate liability could have a material adverse effect on the Company's financial position or results of operations.

8.          SEGMENT INFORMATION

            The Company has two reportable segments that management operates as distinct sales organizations; these two segments are segregated by the nature of products and services provided. The Company measures and evaluates its two reportable segments based on revenues and costs of revenues. The CD ROM segment provides information on motor vehicles and drivers' licenses, contained on compact disks. The Online and Channel Partner segment provides information on individuals throughout the United States of America through the Company's website and through wireless devices. No material operating costs, other than costs of revenues, or assets and liabilities relate to the CD ROM segment. The Company's operations are entirely in the United States of America and as a result no geographical information has been presented.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                    FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2004            2003
                                                   (UNAUDITED)     (UNAUDITED)
                Information sales:
                   CD Rom                          $   186,495     $   130,159
                   Online and Channel                1,089,915         615,302
                                                   -----------     -----------

                Total information sales            $ 1,276,410     $   745,461
                                                   ===========     ===========

                Costs of revenues:
                   CD Rom                               24,667          14,742
                   Online and Channel                  899,247         514,977
                                                   -----------     -----------

                Total costs of information sales   $   923,914     $   529,719
                                                   ===========     ===========

9.          NET LOSS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21 E OF THE SECURITIES EXCHANGE ACT OF 1934, EACH AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT INFORMATION AND EXPECTATIONS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO OUR ABILITY TO SUCCESSFULLY COMPETE IN OUR INDUSTRY, UNCERTAINTIES REGARDING OUR ABILITY TO OBTAIN FINANCIAL AND OTHER RESOURCES FOR OUR PRODUCT DEVELOPMENT AND COMMERCIAL ACTIVITIES, AND UNCERTAINTIES RELATING TO PRIVACY REGULATIONS. THESE FACTORS, AND OTHERS, ARE DISCUSSED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THEY ARE MADE. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE THEY ARE MADE. FURTHER DISCUSSION OF RISK FACTORS IS ALSO AVAILABLE IN OUR REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      We are a business-to-business and business-to-government provider of public information via our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information(TM), which enables users to search certain motor vehicle records and driver's license information in multiple states through a dynamic search engine, using complete or partial information. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS(TM). Our LocatePLUS(TM) product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records. We anticipate that the majority of our future revenues will be derived from our LocatePLUS(TM) product.

      We distribute our content both directly (through the Internet and wirelessly in the case of our LocatePLUS(TM) product and through the mail in the case of our Worldwide Information(TM) CD-ROM) and through "channel partner" arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty.

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

      During the quarter ended June 30, 2003 we launched our new patent-pending Bull's-Eye technology, which is currently integrated into a LocatePLUS(TM) product. Bull's-Eye is the first search tool in our industry that allows users to correctly identify a person's current address based upon certain currently available information. Typically, when a search is performed on an individual using competing technologies, a number of addresses are pulled from a database of public records. Bull's-Eye enhances or improves the search process by cross-referencing current public utility and telephone records with historical data to more accurately identify a person's current address.

      Revenue associated with our Worldwide Information(TM) product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information(TM) product is updated and released either quarterly or twice a year. In the case of our LocatePLUS(TM) product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Revenue from our LocatePLUS(TM) product is recognized when requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectibility is reasonably assured. We charge our fees to customers' credit cards (in the case of approximately 60% of our current LocatePLUS(TM) customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our current LocatePLUS(TM) customer base).

      Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the three months ended March 31, 2003 and 2004, we recorded $348,753 and $778,923 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

      Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through December 31 ,2003. As of March 31, 2004, we had notes payable (current and long-term) totaling $1,765,063.

      We have incurred significant net losses since our inception. We incurred net losses of approximately $1.7 million during the three months ended March 31, 2004 and $.8 million during the three months ended March 31, 2003. Our accumulated deficit as of March 31, 2004 was approximately $24 million. We raised approximately $2.4 million from sales of our equity securities during 2003 and $3.0 million from the sale of equity during the three months ended March 31, 2004. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Under this put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. The remaining available under the put at December 31, 2003 was $4,348,932. Through March 31, 2004, we have issued 8,337,452 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $3,088,600 to us. We believe that our cash resources are adequate to sustain our operations through the end of 2004.

      On September 1, 2003, our wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation, a provider of data technology.

      On October 17, 2003, Voice Power Technologies, Inc., a Texas based provider of data technology, merged with and into LocatePLUS Holdings Corporation's wholly-owned subsidiary, Dataphant, Inc. As consideration for the merger, shareholders of Voice Power Technologies, Inc. received an aggregate of 2,500,000 shares of our Class B Non-voting Common Stock.

      On January 6, 2004, the LocatePLUS Hldings Corporation formed Metrigenics, Inc., a wholly owned subsidiary.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

            REVENUES. Revenues from our Worldwide InformationTM CD-ROM product increased to $186,495 for the three months ended March 31, 2004 from $130,159 for the three months ended March 31, 2003, an increase of 43%. This increase was the result of increased unit sales and the release of a new phone CD-ROM product. Revenues from our Internet-based product, LocatePLUS(TM), increased to $962,534 for the three months ended March 31, 2004, as compared to $571,249 for the three months ended March 31, 2003, an increase of 69%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 15,005 at March 31, 2004 from 11,561 at March 31, 2003, an increase of 30%. Revenue from channel partners increased to $127,381 from $44,053 an increase of 189%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of channel partners has increased from four at March 31, 2003 to eight at March 31, 2004. Revenues from our wireless product, LocatePLUS AnyWhere(TM), were $1,366 during the three months ended March 31, 2004 as compared to $1,485 during the three months ended March 31, 2003. We also realized $7,200 of engineering services revenue during the three months ended March 31, 2004 as compared to $10,667 during the three months ended March 31, 2003.

            COSTS OF REVENUES. For the three months ended March 31, 2004, costs of revenues for Worldwide InformationTM were $24,667 as compared to $14,742 for the three months ended March 31, 2003, an increase of 67%. The increase is attributable to a higher number of CD-ROM releases produced during 2004 than in 2003. For the three months ended March 31, 2004, our costs of revenues associated with LocatePLUS(TM) online and channel were $899,247 as compared to $514,977 for the three months ended March 31, 2003, an increase of 75%. The increase in cost is attributable to the cost of acquiring additional data sets. Costs of revenue associated with LocatePLUS(TM) are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product. Costs of revenues for LocatePLUS Anywhere(TM) was $550 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. It is anticipated that the partnership will generate a royalty stream to us with limited associated costs of revenues.

            SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three months ended March 31, 2004 were $280,094 as compared to $245,599 for the three months ended March 31, 2003, an increase of 14%. This increase is attributable to an increase in the headcount of our sales staff.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2004 were $1,613,247 as compared to $730,567 for the three months ended March 31, 2003, an increase of 120%. This increase is attributable primarily to an increase in costs associated with investor relations activities, employee related expenses, and amortization of costs associated with the acquisitions. Investor relation activities are typically discretionary expenses incurred as a result of increased communication with shareholders and may or may not continue into the future.

            INTEREST INCOME. Interest income decreased to $22,899 for the three months ended March 31, 2004, from $34,413 for the three months ended March 31, 2003. This decrease is attributable to a decrease on the balance of notes receivable from 2003.

            INTEREST EXPENSE. Interest expense increased to $216,393 for the three months ended March 31, 2004, from $77,063 for the three months ended March 31, 2003. This increase is primarily attributable to interest on notes payable issued in late 2003.

            OTHER INCOME. Other income decreased to $8,853 for the three months ended March 31, 2004, from $12,061 for the three months ended March 31, 2003. This decrease is attributable to lower income recorded for the repayment of previously written off debt.

LIQUIDITY AND CAPITAL RESOURCES

      From our incorporation in 1996 through December 31, 2003, we raised approximately $19.9 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. During 2003, our financing activities provided approximately $4.8 million of cash, principally through the sale of Units in our initial public offering and a private placement of Class B Non-voting Common Stock. As of March 31, 2004, our cash and investments totaled $1,533,651.

      During the three months ended March 31, 2004 and 2003, we used approximately $1.9 million and $.6 million, respectively, in operating activities principally to fund our net losses.

      During 2001, we loaned $1.0 million and in 2002, we loaned an additional $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of those loan. These loans are payable upon our demand and bear interest at 10% and 11% per annum, respectively. As of March 31, 2004, approximately $604,000 on these loans remain outstanding.

      In December 2002, we issued a one-year term note for $250,000 with ten year, fully vested detachable warrants to an individual who, as a condition of his investment, required that he be appointed to the Board of Directors of the Company. The note bears interest at the rate of 10% per annum and is payable in one lump sum at maturity. The detachable warrants provide for the purchase of 250,000 shares of our Class B Non-Voting Common Stock with an exercise price of $0.22 per share. This note was repaid in January 2004.

      During 2003, we received $1.6 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

      We raised approximately $2.4 million of equity during 2003 and $3.0 million during the three months ended March 31, 2004. Management believes our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations through the end of 2004. However, to execute our current planned expansion of operations, additional financing would be necessary.

      In August 2003, we entered a put with an investor that provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. Under this put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. The remaining available under the put at December 31, 2003 was $4,348,932. Through March 31, 2004, we have issued 8,337,452 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $3,088,600. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify and secure sources of additional capital.

COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      We lease office space and equipment under various operating lease agreements which terminate on various dates through 2005. At March 31, 2004, future minimum payments under our non-cancelable operating leases total $478,525.

      CAPITAL LEASES

      Through March 31, 2004, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. At March 31, 2004, future minimum lease payments under our non-cancelable capital leases total $1,154,093.

      LICENSE AGREEMENTS

      We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $2,138,333 through 2005.

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

      On November 3, 2003, and pursuant to our Non-employee Directors' Stock Option Policy, we granted options to purchase an aggregate of 500,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.20, and paid $50,000 to five of our Directors (Messrs. Kite, Houlihan and Garlock, Gerard Scalley and Thomas Murphy).

USE OF OUR ASSETS

      Certain of our executives are allowed use of company cars for both business and personal purposes. These cars have been capitalized as assets of the Company, totaling $89,635 as of March 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (SAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted the fair value recognition principles of SFAS 123; therefore this Statement has had no effect upon the Company's consolidated financial condition or results of operations. The Company has provided the additional disclosure required by SFAS 148.

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

ITEM 3. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      During August 2003, we entered a put with an investor that provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. Through March 31, 2004, we have issued 8,337,452 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $3,088,600 to the Company. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify and secure sources of additional capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      We have not presented any matters to our stockholders for approval during the three months ended March 31, 2004.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2 Certification of Acting Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


REPORTS ON FORM 8-K

      On February 20, 2004, we filed a Form 8-K and reported under Items 7 and 12 that the Company had released unaudited financial results for the year ended December 31, 2003.

      On April 22, 2004, we filed a Form 8-K and reported under Items 7 and 12 that the Company had released unaudited financial results for the three months ended March 31, 2004.

                                      * * *

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LOCATEPLUS HOLDINGS CORPORATION
                                                (REGISTRANT)


      SIGNATURE                             TITLE                        DATE

/s/ Jon R. Latorella           Chairman of the Board, President     May 17, 2004
-------------------------      and Chief Executive Officer
Jon R. Latorella



/s/ James C. Fields            Acting Chief Financial Officer,      May 17, 2004
-------------------------      Treasurer and Secretary (Chief
James C. Fields                Accounting Officer)