Form 10QSB/A
period 2004-03-31
LOCATEPLUS HOLDINGS CORP
filed 2004-05-25
CIK 1160084

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

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         COMPANY
         LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also as part of that restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. On September 1, 2003, LocatePLUS Holdings Corporation's wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stock holders of Voice Power Technology in consideration for a two year non-competition agreement with these stock holders. The Company formed Metrigenics, Inc., a wholly owned subsidiary on January 6, 2004. Metrigenics, Inc. was formed to develop a new technology that the Company can utilize in its existing product line. Through March 31, 2004 approximately $47,000 has been expensed relating to this new subsidiary and $84,000 remains in prepaid expenses. The prepaid expenses are to fund the salary of the principal scientist (a related party to the CEO) through July 2004 and other expenses through an oral agreement with a Foundation. All intercompany accounts and transactions are eliminated in consolidation.

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

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

2.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Included in prepaid expenses is $240,000 paid to NFC Corporation, in the form of 2,500,000 shares of the Company's Class A Voting Common Stock, for investor relation services. These shares were valued at $0.18 per share, the market price on the date of issue, or $450,000. To date, $210,000 of the original amount of $450,000 has been used to pay for services provided to the Company by NFC. Also included in prepaid expenses and other current assets is a $13,300 balance on employee expenses per verbal agreement with an employee that allowed the employee to exercise 800,000 option with an exercise price of $0.20 at no cost to the employee. The Company is expensing this balance over a one year period. The employee is expected to pay the Company for any unamortized balance if employment is terminated before the one year period expires. Also included in prepaid expenses and other current assets is a $17,500 finder's fee which is refundable to the company in the second quarter of 2004.

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

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.       OTHER ASSETS

         Other assets consist of the following at March 31, 2004:

         Customer lists and non-compete agreement                 260,620
         Security deposits                                        104,386
         Patents                                                   17,574
         Deferred Financing Costs                                 190,944
         Other assets                                               1,736
                                                                ----------
         Total                                                  $ 575,260
                                                                ==========

5.       STOCK OPTIONS

         The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 148") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the three months ended March 31, 2004:

         ----------------------------------------------------------------------
         Net loss as reported                                      $(1,717,470)

         Add: Total stock-based employee compensation expense
              determined under fair value based method for all
              awards, net of related tax effects                      (196,193)
         ----------------------------------------------------------------------
         Pro forma net loss                                        $(1,913,663)
         Pro forma net loss per share: Basic and Diluted           $     (0.01)
         ----------------------------------------------------------------------

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

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2004              2003

                                                  (UNAUDITED)       (UNAUDITED)
            Information sales:
               CD Rom                            $    186,495      $    130,159
               Online and Channel                   1,089,915           615,302
                                                 ------------      ------------

            Total information sales              $  1,276,410      $    745,461
                                                 ============      ============

            Costs of revenues:
               CD Rom                                  24,667            14,742
               Online and Channel                     899,247           514,977
                                                 ------------      ------------

            Total costs of information sales     $    923,914      $    529,719
                                                 ============      ============

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

     On January 6, 2004, the LocatePLUS Holdings Corporation formed Metrigenics, Inc, a wholly owned subsidiary.

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


                                        LOCATEPLUS HOLDINGS CORPORATION
                                                  (REGISTRANT)



      SIGNATURE                           TITLE                         DATE
      ---------                           -----                         ----

/s/ Jon R. Latorella         Chairman of the Board, President       May 19, 2004
------------------------     and Chief Executive Officer
Jon R. Latorella



/s/ James C. Fields          Acting Chief Financial Officer,        May 19, 2004
------------------------     Treasurer and Secretary (Chief
James C. Fields              Accounting Officer)