Form 10QSB/A
period 2004-03-31
LOCATEPLUS HOLDINGS CORP
filed 2004-08-19
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  AMENDMENT #2

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------


[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number 000-49957


                         LocatePLUS Holdings Corporation
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Delaware                                        04-3332304
-------------------------------                ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

100 Cummings Center, Suite 235 M, Beverly, Massachusetts       01915
--------------------------------------------------------    ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (978) 921-2727
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                                       N/A
              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                OUTSTANDING AT
                     CLASS                                      MARCH 31, 2004
                     -----                                      --------------
Class A Voting Common, $0.01 par value per share                  84,749,646
Class B Non-voting Common, $0.01 par value per share              72,898,596


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

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.          NATURE OF BUSINESS AND BASIS OF PRESENTATION

            COMPANY
            LocatePLUS Holdings Corporation (the "Company") was initiallyincorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July1999, the Company reincorporated in Delaware and changed its name toLocatePLUS.com, Inc. On August 1, 2001, the Company changed its name fromLocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporaterestructuring. Also as part of that restructuring, the Company created twowholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information,Inc. The restructuring was completed by commonly-controlled entities and,accordingly, was accounted for based on historical cost. On September 1, 2003,LocatePLUS Holdings Corporation's wholly-owned subsidiary, CertifionCorporation, acquired all of the assets of Project Entersect Corporation aprovider of data technology. In October 2003, the Company merged Voice PowerTechnology into its newly formed wholly owned subsidiary Dataphant, Inc. Th erewere no assets acquired in this acquisition and the Company issued 2,500,000shares of its Class B Non-Voting common stock to the stock holders of VoicePower Technology in consideration for a two year non-competition agreement withthese stock holders. The Company formed Metrigenics, Inc., a wholly ownedsubsidiary on January 6, 2004. Metrigenics, Inc. was formed to develop a newtechnology that the Company can utilize in its existing product line. ThroughMarch 31, 2004 approximately $47,000 has been expensed relating to this newsubsidiary and $84,000 remains in prepaid expenses. The prepaid expenses are tofund the salary of the principal scientist (a related party to the CEO) throughJuly 2004 and other expenses through an oral agreement with a Foundation. Allintercompany accounts and transactions are eliminated in consolidation.

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

ITEM 3. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this report on Form 10-QSB/A, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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


                             LOCATEPLUS HOLDINGS CORPORATION
                                      (REGISTRANT)


      SIGNATURE                           TITLE                        DATE

/s/ Jon R. Latorella         Chairman of the Board, President    August 19, 2004
-------------------------    and Chief Executive Officer
Jon R. Latorella



/s/ James C. Fields          Acting Chief Financial Officer,     August 19, 2004
-------------------------    Treasurer and Secretary (Chief
James C. Fields              Accounting Officer)