Form 10-K/A
period 2004-03-31
LOCATEPLUS HOLDINGS CORP
filed 2004-08-19
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________

                        Commission file number: 000-49957


                         LOCATEPLUS HOLDINGS CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                   DELAWARE                            04-3332304
--------------------------------------------------------------------------------
     (State  or  other  jurisdiction                (IRS  Employer
     of  incorporation  or  organization)          Identification  No.)


             100 CUMMINGS CENTER, SUITE 235M,
                  BEVERLY,  MASSACHUSETTS                  01915
--------------------------------------------------------------------------------
           (Address of principal executive offices)     (Zip  Code)

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


ITEM  8A  -  CONTROLS  AND  PROCEDURES

In accordance with Securities Exchange Act of 1934 (the "Exchange Act"), Rules 13a - 15(c) and 15d - 15(e), we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

               LOCATEPLUS  HOLDINGS  CORPORATION


               By:  /s/  Jon  R.  Latorella
               Jon R. Latorella, President and Chief Executive Officer August 19, 2004

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