Form 10QSB
period 2004-09-30
LOCATEPLUS HOLDINGS CORP
filed 2004-11-15
CIK 1160084

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 30, 2004
                                          ----------------------


      [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from                to
                                          --------------    --------------

                        Commission file number 000-49957



                         LocatePLUS Holdings Corporation
--------------------------------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                OUTSTANDING AT
                    CLASS                                     SEPTEMBER 30, 2004
                    -----                                     ------------------
Class A Voting Common, $0.01 par value per share                  91,408,187
Class B Non-voting Common, $0.01 par value per share              73,275,970


Transitional Small Business Disclosure Format (Check one):   Yes [_]    No [_]

================================================================================

                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated condensed balance sheets as of September 30, 2004
          (unaudited) and December 31, 2003..................................  1

          Unaudited consolidated condensed statements of operations for the three and nine months ended September 30, 2004 and 2003........  2

          Unaudited consolidated condensed statements of cash flows
          for the nine months ended September 30, 2004 and 2003..............  3

          Notes to unaudited consolidated condensed financial statements.....  4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................  8


ITEM 3.   CONTROLS AND PROCEDURES............................................ 15





PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................. 16


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 16


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.................................... 16


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.................. 16


ITEM 5.   OTHER INFORMATION.................................................. 16


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................... 16




SIGNATURES AND CERTIFICATION................................................. 18

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         LOCATEPLUS HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2004            2003
                                                                 (UNAUDITED)
                                                                ------------     ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                     $  1,620,171     $  1,522,922
  Accounts receivable, trade-net                                     878,437          568,811
  Prepaid expenses and other current assets                          570,211          972,256
  Note receivable - related parties                                   17,500           37,500
  Note receivable                                                    731,116          901,728
                                                                ------------     ------------

      Total current assets                                         3,817,435        4,003,217

Property and equipment, net                                        2,999,067        2,475,080
Other assets                                                         647,687          735,869
                                                                ------------     ------------

      Total assets                                              $  7,464,189     $  7,214,166
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                                    1,472,845        1,671,819
  Accounts payable                                                 1,746,651        1,222,801
  Accrued expenses                                                   227,325          458,452
  Deferred revenue                                                    60,030          100,347
  Current portion of capital lease obligation                        681,834          934,594
  Note payable - related party                                             0          250,000
  Convertible debt                                                    10,000           10,000
                                                                ------------     ------------

      Total current liabilities                                    4,198,685        4,648,013

Capital lease obligations, net of current portion                    180,089          336,158
Notes payable                                                      3,398,689          225,509
                                                                ------------     ------------

      Total liabilities                                            7,777,463        5,209,680
                                                                ------------     ------------

Commitments and contingencies                                             --               --

Stockholders' equity:
  Class A common stock, $0.01 par value; 150,000,000 shares
     authorized; 91,408,187 and 76,076,657 shares issued and
     outstanding at September 30, 2004 and December 31, 2003         914,082          760,767
  Class B common stock, $0.01 par value, 250,000,000 shares
     authorized; 73,275,970 and 72,898,596 shares issued and
     outstanding at September 30, 2004 and December 31, 2003         732,760          728,986
  Additional paid-in capital                                      24,868,314       20,967,472
  Warrants                                                         2,237,448        2,237,448
  Common stock subscription receivable                              (488,558)              --
  Accumulated deficit                                            (28,577,320)     (22,690,187)
                                                                ------------     ------------

      Total stockholders' equity                                    (313,274)       2,004,486
                                                                ------------     ------------

      Total liabilities and stockholders' equity                $  7,464,189     $  7,214,166
                                                                ============     ============

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30                     SEPTEMBER 30
                                        -----------------------------     -----------------------------
                                            2004             2003             2004             2003
                                        ------------     ------------     ------------     ------------
Revenues
   Information sales - CD-rom           $    159,110     $    150,245     $    458,004     $    382,313
   Information sales - online                938,498          638,227        2,799,275        1,781,723
   Information sales - channel               197,958           54,214          574,156          149,379
   Information sales - wireless                1,497            1,485            4,625            4,455
   Engineering services                      100,000               --          147,200           96,167
                                        ------------     ------------     ------------     ------------
   Total revenues                          1,397,063          844,171        3,983,260        2,414,037
                                        ------------     ------------     ------------     ------------

Costs and expenses:
   Cost of revenues
      CD-ROM                                  22,353           21,304           67,996           62,160
      Online                                 973,095          635,771        2,875,798        1,724,549
      Wireless                                    --              687              871            2,062
      Engineering                                 --               --                            23,339
   Sales and marketing                       444,768          189,940        1,039,767          605,094
   General and administrative              1,614,206          868,991        5,046,712        2,601,446
   Research & development                     75,002               --          239,076               --
                                        ------------     ------------     ------------     ------------
   Total operating expenses                3,129,424        1,716,693        9,270,220        5,018,650


Operating loss                            (1,732,361)        (872,522)      (5,286,960)      (2,604,613)

Other income (expense):
      Interest income                         22,644           29,860           68,239           97,225
      Interest expense                      (265,926)        (210,780)        (694,256)        (462,575)
      Other income                            10,100           12,212           25,844           33,690
      Write off accrued license fees              --               --               --          283,500
                                        ------------     ------------     ------------     ------------
Net loss                                $ (1,965,543)    $ (1,041,230)    $ (5,887,133)    $ (2,652,773)
                                        ============     ============     ============     ============


Basic and diluted net loss per share           (0.01)           (0.01)           (0.04)           (0.02)

Shares used in computing basic and
diluted net loss per share               159,798,765      131,375,232      159,413,850      126,870,011


                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                         LOCATEPLUS HOLDINGS CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                        2004             2003
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (5,887,133)    $ (2,652,773)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of property and equipment                          677,570          418,680
        Provision for doubtful accounts                                                   87,182           70,396
        Interest expense related to warrants issued with debt                            132,257          203,245
        Amortization of notes receivable from related parties                                 --            9,722
        Amortization of intangible assets                                                119,198               --
        Write down of accrued license fees                                                    --          283,500
        Expense for fair value of stock, options & warrants issued for services           11,442           47,861
        Changes in assets and liabilities:
            Accounts receivable                                                         (396,808)        (301,546)
            Prepaid expenses and other assets                                            402,045         (198,826)
            Accounts payable                                                             523,850         (441,226)
            Accrued expenses                                                            (211,127)         (94,023)
            Deferred revenue                                                             (40,317)         (52,047)
            Security deposits                                                            236,134          (12,589)
                                                                                    ------------     ------------

            Net cash used in operating activities                                     (4,345,707)      (2,719,626)
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal repayment of purchased note receivable                                    235,000          461,519
     Purchase of note receivable                                                         (64,388)        (175,537)
     Purchases of property and equipment                                                (566,352)         (28,136)
                                                                                    ------------     ------------

            Net cash (used in) provided by investing activities                         (395,740)         257,846
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                                  (642,897)        (101,710)
     Proceeds from issuance of debt                                                    3,250,000        1,573,500
     Financing fees on issuance of debt                                                 (297,000)              --
     Payments of obligations under capital lease                                      (1,029,338)        (456,710)
     Proceeds from issuance of common stock and collection of stock
        subscriptions receivable, net of issuance costs                                3,557,931        1,285,208
                                                                                    ------------     ------------

            Net cash provided by financing activities                                  4,838,696        2,300,288
                                                                                    ------------     ------------

Net (decrease) increase in cash and cash equivalents                                      97,249         (161,492)

Cash and cash equivalents, beginning of period                                         1,522,922        1,661,213
                                                                                    ------------     ------------

Cash and cash equivalents, end of period                                            $  1,620,171     $  1,499,721
                                                                                    ============     ============

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     COMPANY
     LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also as part of that restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly controlled entities and, accordingly, was accounted for based on historical cost. On September 1, 2003, LocatePLUS Holdings Corporation's wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stockholders of Voice Power Technology in consideration for a two-year non-competition agreement with these stockholders. The Company formed Metrigenics, Inc., a wholly owned subsidiary on January 6, 2004. Metrigenics, Inc. was formed to develop a new technology that the Company can utilize in its existing product line. Through September 30, 2004 approximately $239,000 has been expensed relating to this new subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

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

     UNAUDITED INTERIM FINANCIAL STATEMENTS
     The accompanying interim consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. In the opinion of management the interim consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2004 and the results of operations and cash flows for the nine months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

     LIQUIDITY AND OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the nine months ended September 30, 2004. In addition, the Company has incurred an accumulated deficit of approximately $28.6 million through September 30, 2004. The Company raised approximately $2.4 million of equity during 2003 through the sale of its equity securities and $3.5 million in the nine months ended September 30,

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     2004 through the issuance of debt and equity. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs. Management believes the Company's current sources of liquidity, funding, and customer demand are adequate to sustain its current level of operations through the end of 2004. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff that will require the Company to obtain additional financing (through sales of equity securities or debt instruments). There can be no assurance, however that the Company's operations will be profitable or will generate sufficient cash to fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions. The Company sold 9,928,430 shares for a total $3,604,254 in net proceeds from the investor through September 30, 2004. The remaining amount available under the put at September 30, 2004 was $1,392,746.

     During June 2004, the company paid $500,000 to NFC Corporation, in the form of 4,000,000 restricted shares of the Company's Class A Voting Common Stock, for future investor relation services. These additional shares were valued at $0.13 per share, a discount to market for restricted shares based on the agreed upon contract value. Through November 15, 2004, $11,442 has been expensed for investor relation services performed. The remaining balance is in subscription receivable.

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


2.   NOTES RECEIVABLE

     Included in Notes Receivable is a demand promissory note receivable from an unrelated leasing company, bearing an 11% interest rate. $1,000,000 was advanced to the leasing company in the fourth quarter of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at September 30, 2004 was approximately $604,000. Subsequent to quarter end, $150,000 was received from the leasing company on this note.

     Included in Notes Receivable is an unsecured note receivable from an unaffiliated entity. There is an oral agreement between this third party and the Company pursuant to which the Company will advance up to $250,000 on this note. The Company is currently performing administrative and bookkeeping services for that third party in exchange for fees of approximately $1,000 per month. The balance of the note receivable at September 30, 2004 was approximately $128,000. There is no stated interest rate on this note, and certain terms and conditions related to this arrangement (including, among other things, the Company's right to receive warrants to purchase shares of the third party's stock) are to be negotiated.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.   OTHER ASSETS

     Other assets consist of the following at September 30, 2004:

     Customer lists and non-compete agreement                           199,415
     Security deposits                                                  103,660
     Patents                                                             17,574
     Deferred Financing Costs                                           327,038
                                                                   ------------
     Total                                                         $    647,687
                                                                   ============


4.   STOCK OPTIONS

     The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 148") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the nine months ended September 30, 2004:

     ---------------------------------------------------------------------------
     Net loss as reported                                          $($5,887,133)
     Add: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects                 (673,403)
     ---------------------------------------------------------------------------
     Pro forma net loss                                            $ (6,560,536)
     Pro forma net loss per share: Basic and Diluted               $      (0.04)
     ---------------------------------------------------------------------------

     The Company granted options to acquire 12,975,000 Class A Voting Common Stock with an average exercise price of $0.99 per share during the nine months ended September 30, 2004. The fair value of stock options used to compute the pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 29%; average risk-free interest rate of 2.8%; and an expected option holding period of 6 years.


5.   NOTES PAYABLE

     During 2003, the Company received $2.3 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at September 30, 2004 is $1,881,535. The remaining debt is due in 2004, except for $1,500,000 due in 2005. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

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

     In June of 2004, the Company received $3 million by issuing a secured convertible term note bearing interest at "prime rate" plus two percent per annum. The balance of this debt at September 30, 2004 is $3,000,000. This

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     debt is payable in 33 installments commencing October 2004. The Note is convertible into 7,500,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share and the Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009. Therefore, an aggregate of 8,820,000 shares of Class A Common Stock are issuable upon conversion of the Note and exercise of the Warrant.


6.   LEGAL PROCEEDINGS

     The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. At September 30, 2004, there are no pending or known actions for which management believes the amount of ultimate liability could have a material adverse effect on the Company's financial position or results of operations.


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

                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                         ----------------------------    ----------------------------
                                             2004            2003            2004            2003
                                         ------------    ------------    ------------    ------------
                                          (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
     Information sales:
         CD rom                          $    159,110      $ 150, 245    $    458,004    $    382,313
         Online and channel                 1,136,456         692,441       3,373,431       1,931,102
                                         ------------    ------------    ------------    ------------
     Total information sales             $  1,295,566    $    842,686    $  3,831,435    $  2,313,415
                                         ============    ============    ============    ============

     Costs of revenues:
         CD rom                                22,353          21,304          67,996          62,160
         Online and channel                   973,095         635,771       2,875,798       1,724,549
                                         ------------    ------------    ------------    ------------
     Total costs of information sales    $    995,448    $    657,075    $  2,943,794    $  1,786,709
                                         ============    ============    ============    ============

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


9.   SUBSEQUENT EVENTS

     In October, $150,000 was received on a certain note receivable, as a result the remaining balance as of October 31, 2004 is $454,000.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the nine months ended September 30, 2004 and 2003, we recorded $2,596,865 and $1,238,922 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through September 30, 2004. As of September 30, 2004, we had notes payable (current and long-term) totaling 4,881,534.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $5.9 million during the nine months ended September 30, 2004 and $2.7 million during the nine months ended September 30, 2003. Our accumulated deficit as of September 30, 2004 was approximately $28.6 million. We raised approximately $2.4 million from sales of our equity securities during 2003 and $3.5 million from the issuance of debt and equity during the nine months ended September 30, 2004. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Under this put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. Through September 30, 2004, we have issued 9,928,430 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $3,604,254 to us. The remaining available under the put at September 30, 2004 was $1,392,746. In June 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 2007. We believe our current sources of liquidity, funding, and customer demand are adequate to sustain our current level of operations 12 months from the date hereof. However, we anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2004 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors. We believe that our cash resources are adequate to sustain our operations through the end of 2004.

     On September 1, 2003, our wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation, a provider of data technology.

     On October 17, 2003, Voice Power Technologies, Inc., a Texas based provider of data technology, merged with and into LocatePLUS Holdings Corporation's wholly-owned subsidiary, Dataphant, Inc. As consideration for the merger, stockholders of Voice Power Technologies, Inc. received an aggregate of 2,500,000 shares of our Class B Non-voting Common Stock.

     On January 6, 2004, the LocatePLUS Holdings Corporation formed Metrigenics, Inc, a wholly-owned subsidiary.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     REVENUES. Revenues from our Worldwide InformationTM CD-ROM product increased to $159,110 for the three months ended September 30, 2004 from $150,245 for the three months ended September 30, 2003, an increase of 6%. This increase was the result of increased unit sales. Revenues from our Internet-based product, LocatePLUS(TM), increased to $938,498 for the three months ended September 30, 2004, as compared to $638,227 for the three months ended September 30, 2003, an increase of 47%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 16,909 at September 30, 2004 from 13,329 at September 30, 2003, an increase of 27%. Revenue from channel partners increased to $197,958 from $54,214 an increase of 265%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of channel partners has increased from five at September 30, 2003 to nine at September 30, 2004. Revenues from our wireless product, LocatePLUS AnyWhere(TM), were $1,497 during the three months ended September 30, 2004 as compared to $1,485 during the three months ended September 30, 2003. We also realized $100,000 of engineering services revenue during the three months ended September 30, 2004 as compared to $0 during the three months ended September 30, 2003.

     COSTS OF REVENUES. For the three months ended September 30, 2004, costs of revenues for Worldwide InformationTM were $22,353 as compared to $21,304 for the three months ended September 30, 2003, an increase of 5%. For the three months ended September 30, 2004, our costs of revenues associated with LocatePLUS(TM) online and channel were $973,095 as compared to $635,771 for the three months ended September 30, 2003, an increase of 53%. The increase in cost is attributable to the cost of acquiring additional data sets. Costs of revenue associated with LocatePLUS(TM) are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product. Costs of revenues for LocatePLUS Anywhere(TM) was $687 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. It is anticipated that the partnership will generate a royalty stream to us with limited associated costs of revenues.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three months ended September 30, 2004 were $444,768 as compared to $189,940 for the three months ended September 30, 2003, an increase of 134%. This increase is attributable to an increase in the headcount of our sales staff and an increase in our marketing efforts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2004 were $1,614,206 as compared to $868,991 for the three months ended September 30, 2003, an increase of 86%. This increase is attributable primarily to an increase in costs associated with investor relations activities, employee related expenses, and amortization of costs associated with the acquisitions. Investor relation activities are typically discretionary expenses incurred as a result of increased communication with shareholders and may or may not continue into the future.

     INTEREST INCOME. Interest income decreased to $22,644 for the three months ended September 30, 2004, from $29,860 for the three months ended September 30, 2003. This decrease is attributable to a decrease on the balance of notes receivable from 2003.

     INTEREST EXPENSE. Interest expense increased to $265,926 for the three months ended September 30, 2004, from $210,780 for the three months ended September 30, 2003. This increase is primarily attributable to interest on notes payable issued in 2004.

     OTHER INCOME. Other income decreased to $10,101 for the three months ended September 30, 2004, from $12,212 for the three months ended September 30, 2003. This decrease is attributable to lower income recorded for the repayment of previously written off debt.

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     REVENUES. Revenues from our Worldwide InformationTM CD-ROM product increased to $458,004 for the nine months ended September 30, 2004 from $382,313 for the nine months ended September 30, 2003, an increase of 20%. This increase was the result of increased unit sales and the release of a new phone CD-ROM product. Revenues from our Internet-based product, LocatePLUS(TM), increased to $2,799,275 for the nine months ended September 30, 2004, as compared to $1,781,723 for the nine months ended September 30, 2003, an increase of 57%. This increase is attributable to an increase in customers and usage. The number of users of our Internet-based product increased to 16,909 at September 30, 2004 from 13,329 at September 30, 2003, an increase of 27%. Revenue from channel partners increased to $574,156 from $149,379 an increase of 284%. The increase is attributable to gaining greater acceptance by partners for streaming XML (a distribution method for our data). The number of channel partners has increased from five at September 30, 2003 to nine at September 30, 2004. Revenues from our wireless product, LocatePLUS AnyWhere(TM), were $4,625 during the nine months ended September 30, 2004 as compared to $4,455 during the nine months ended September 30, 2003, an increase of 4%. We also realized $147,200 of engineering services revenue during the nine months ended September 30, 2004 as compared to $96,167 during the nine months ended September 30, 2003, an increase of 53%.

     COSTS OF REVENUES. For the nine months ended September 30, 2004, costs of revenues for Worldwide InformationTM were $67,996 as compared to $62,160 for the nine months ended September 30, 2003, an increase of 9%. The increase is attributable to a higher number of CD-ROM releases produced during 2004 than in 2003. For the nine months ended September 30, 2004, our costs of revenues associated with LocatePLUS(TM) online and channel were $2,875,798 as compared to $1,724,549 for the nine months ended September 30, 2003, an increase of 67%. The increase in cost is attributable to the cost of acquiring additional data sets. Costs of revenue associated with LocatePLUS(TM) are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product. Costs of revenues for LocatePLUS Anywhere(TM) was $871 and we expect this cost to decrease in the future as we sell this product through our Earthlink partnership. It is anticipated that the partnership will generate a royalty stream to us with limited associated costs of revenues.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the nine months ended September 30, 2004 were $1,039,767 as compared to $605,094 for the nine months ended September 30, 2003, an increase of 72%. This increase is attributable to an increase in the headcount of our sales staff and an increase in our marketing efforts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2004 were $5,046,712 as compared to $2,601,446 for the nine months ended September 30, 2003, an increase of 94%. This increase is attributable primarily to an increase in costs associated with investor relations activities, employee related expenses, and amortization of costs associated with the acquisitions. Investor relation activities are typically discretionary expenses incurred as a result of increased communication with shareholders and may or may not continue into the future.

     INTEREST INCOME. Interest income decreased to $68,239 for the nine months ended September 30, 2004, from $97,225 for the nine months ended September 30, 2003. This decrease is attributable to a decrease on the balance of notes receivable from 2003.

     INTEREST EXPENSE. Interest expense increased to $694,256 for the nine months ended September 30, 2004, from $462,575 for the nine months ended September 30, 2003. This increase is primarily attributable to interest on notes payable issued in late 2003.

     OTHER INCOME. Other income decreased to $25,844 for the nine months ended September 30, 2004, from $33,690 for the nine months ended September 30, 2003. This decrease is attributable to lower income recorded for the repayment of previously written off debt.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2003, we raised approximately $19.9 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. During 2003, our financing activities provided approximately $4.8 million of cash, principally through the sale of Units in our initial public offering and a private placement of Class B Non-voting Common Stock. As of September 30, 2004, our cash and investments totaled $1,620,171.

     During the nine months ended September 30, 2004 and 2003, we used approximately $4.3 million and $2.7 million, respectively, in operating activities principally to fund our net losses.

     During 2001, we loaned $1.0 million and in 2002, we loaned an additional $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of those loan. These loans are payable upon our demand and bear interest at 10% and 11% per annum, respectively. As of September 30, 2004, approximately $604,000 on these loans remain outstanding.

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

     We raised approximately $2.4 million of equity during 2003 and $3.5 million during the nine months ended September 30, 2004. However, to execute our current planned expansion of operations, additional financing would be necessary.

     In August 2003, we entered a put with an investor that provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. Under this put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. The remaining available under the put at December 31, 2003 was $4,348,932. Through September 30, 2004, we have issued 9,928,430 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $3,604,254. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify and secure sources of additional capital.

     During June 2004, the company paid $500,000 to NFC Corporation, in the form of 4,000,000 restricted shares of the Company's Class A Voting Common Stock, for future investor relation services. These additional shares were valued at $0.13 per share, a discount to market for restricted shares based on the agreed upon contract value.

     In June of 2004, the Company received $3 million by issuing a secured convertible term note bearing interest at "prime rate" plus two percent per annum. The balance of this debt at September 30, 2004 is $3,000,000. This debt is payable in 33 installments commencing September 2004. The Note is convertible into 7,500,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share and the Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009. Therefore, an aggregate of 8,820,000 shares of Class A Common Stock are issuable upon conversion of the Note and exercise of the Warrant.

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements, which terminate on various dates through 2008. At September 30, 2004, future minimum payments under our non-cancelable operating leases total $1,112,430.

     CAPITAL LEASES

     Through September 30, 2004, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. At September 30, 2004, future minimum lease payments under our non-cancelable capital leases total $938,849.

     LICENSE AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $1,267,890 through 2006.

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

USE OF OUR ASSETS

     Certain of our executives are allowed use of company cars for both business and personal purposes. Some cars have been capitalized as assets of the Company, totaling $113,369 as of September 30, 2004.

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


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     During August 2003, we entered a put with an investor that provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. Through September 30, 2004, we have issued 9,928,430 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $3,604,254 to the Company. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify and secure sources of additional capital.

     In June of 2004, the Company received $3 million by issuing a secured convertible term note bearing interest at "prime rate" plus two percent per annum. The balance of this debt at September 30, 2004 is $3,000,000. This debt is payable in 33 installments commencing September 2004. The Note is convertible into 7,500,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share and the Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009. Therefore, an aggregate of 8,820,000 shares of Class A Common Stock are issuable upon conversion of the Note and exercise of the Warrant.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     We have not presented any matters to our stockholders for approval during the nine months ended September 30, 2004.


ITEM 5.  OTHER INFORMATION.

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
--------

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


                                                LOCATEPLUS HOLDINGS CORPORATION
                                                         (REGISTRANT)






        SIGNATURE                      TITLE                         DATE
        ---------                      -----                         ----


/s/ Jon R. Latorella       Chairman of the Board, President    November 15, 2004
-------------------------  and Chief Executive Officer
    Jon R. Latorella





/s/ James C. Fields        Acting Chief Financial Officer,     November 15, 2004
-------------------------  Treasurer and Secretary (Chief
    James C. Fields        Accounting Officer)