Form 10KSB
period 2004-12-31
LOCATEPLUS HOLDINGS CORP
filed 2005-05-17
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]  Yes [   ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues  for  the  most  recent  fiscal  year  are:  $  6,262,582.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 31, 2005, is $ 33,533,630

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005 there were 98,046,477 and 73,285,970 shares of Class A Voting Common and Class B Non-Voting Common shares outstanding respectively.


Transitional Small Business Disclosure Format (Check  one): [   ] Yes  [ X ] No

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I
ITEM  1     Description  of  Business . . . . . . . . . . . . . . . . . . . .  1
ITEM  2     Description  of  Property . . . . . . . . . . . . . . . . . . . .  6
ITEM  3     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  7
ITEM  4     Submission of Matters to a Vote of Security Holders . . . . . . .  7
PART  II
ITEM  5     Market for Common Equity and Related Stockholder Matters. . . . .  7
ITEM  6     Management's Discussion and Analysis  of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . 11
ITEM  7     Financial  Statements . . . . . . . . . . . . . . .  . . . . . . .17
ITEM  8     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . . . . 18
ITEM  8A    Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . 18
PART  III
ITEM  9     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act. . . . 19
ITEM  10    Executive  Compensation . . . . . . . . . . . . . . . . . . . . . 22
ITEM  11    Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
ITEM  12    Certain  Relationships  and  Related  Transactions. . . . . . . . 25
ITEM  13    Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . 30
ITEM  14    Principal  Accountant  Fees  and  Services. . . . . . . . . . . . 32


                                      * * *

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS
OVERVIEW

LocatePLUS Holdings Corporation, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Certifion
Corporation, Dataphant, Inc., and Metrigenics, Inc., (collectively, the "LocatePLUS Group"), are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions. Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information , which enables users to search certain motor vehicle records and driver's license information in multiple states. Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS. Our LocatePLUS product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals' names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers' license information and motor vehicle records. On September 1, 2003, our newly formed wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology. Certifion provides self-screening for both resume and online dating services and has filed for patent protection for both of these services. In October 2003, our newly formed wholly-owned subsidiary, Dataphant, Inc. acquired Voice Power Technology through a merger. Through this merger, Dataphant now has information on virtually every land-based phone number in the United States and approximately 30% of the cell phone numbers in the United States. On January 6, 2004, the Company formed a new wholly-owned subsidiary, Metrigenics, Inc., with operations located in New York state. Metrigenics was formed to develop new ways to integrate biometrics with data. Metrigenics has finished first stage testing on matching DNA to facial characteristics and expects to have first stage products within twelve months.

INDUSTRY  BACKGROUND

     We are a public information provider. Users of our information have historically included law enforcement, other government agencies, law firms, investigation companies, private investigators and insurance companies. Information is used by those entities for various activities ranging from legal discovery to the detection of fraud and the prevention of crime and terrorism. Additional users, such as large businesses, have increasingly availed themselves of our information services in connection with their identity validation and other business decisions.

     Non-traditional users, such as individuals using job search and on-line dating service sites, have also begun to avail themselves of background information in response to concerns about identity theft.

     The majority of the data in the database is publicly available and it is only through our proprietary matching and searching technology that creates significant value to the data. Examples of such public data include:

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


BUSINESS  STRATEGY

     Our business plan is to provide an entire suite of information products and services for professionals in law enforcement agencies, law firms, insurance underwriting, fraud investigation, private equity funds, private investigation and financial institutions. We believe that we will be able to compete with comparable services based upon the pricing of our services and based upon certain technical advantages incorporated in our systems. We have proprietary matching and searching capabilities that give us an advantage over our competitors. In addition, we acquired the technology to gather virtually all the landline phone numbers and 30% of cell phone numbers through our VPT merger which no known competitors have. To date, our products have primarily focused on the United States market. With the recent formation of Metrigenics, a research and development company, we are expanding into products with worldwide applicability. Metrigenics is working on the development of matching DNA with facial characteristics. With the success of early trials, it is expected that first stage products could be seen as early as twelve months.

OUR  TARGET  MARKET  AND  SCREENING  OF  USERS

     Our products have historically been marketed and sold to federal, state and local government agencies (including law enforcement agencies), private investigators, human resource professionals and the legal profession. Our products have been used in:

- crime and terrorism investigation (e.g., in conjunction with federal and state investigations in the aftermath of the September 11th terrorist attacks and the subsequent anthrax incidents);
-  detection  of  fraud;
- "skip tracing" (i.e., the location of debtors and individuals in violation of parole or bail restrictions);
-  background  checks;
-  legal  due  diligence;  and
-  Identity  self  certification
-  Private  security
-  risk  management.

Certifion offers data for self-certification purposes in connection with job search and Internet dating services and has provided an addition channel in which to distribute the same data developed by LocatePLUS. Our LocatePLUS and Worldwide Information products are generally marketed and sold only to pre-screened business and government end users. Before obtaining access to our LocatePLUS database or our Worldwide Information product, we generally require commercial customers to provide background information about their business need for data and about themselves, such as business licenses, bar admission cards or private investigator licenses. Individuals involved in law enforcement must provide similar evidence of their authority.

To prevent the misuse of our data, we have adopted a three-tier security schema for our LocatePLUS Group products. We believe that we lead the market in protecting access to our data. With recent challenges in the industry relating to data access, we have been ahead of the curve in adopting a schema that restricts the most sensitive data. Our groups are classified in the following manner.

LEVEL          INDUSTRY USERS          SAMPLE DATASETS AVAILABLE TO USERS

                                       Names, Addresses and Phone Numbers
I            General Business          Past Residences, Neighbors and Affiliates
                                       Real Property

             Private Investigators     Level I Data, plus:
             Insurance                 Liens and Judgments
II           Attorneys/Law Firms       Drivers' Records
             Government                Certain Motor Vehicle Records
             Corporate Security

                                       Level I and II Data, plus:
III          Law Enforcement           Comprehensive Criminal Records
                                       Restricted Motor Vehicle Records
                                       Certain Credit Reporting Data



As we move forward, we expect to further define user groups and data available to those groups. We expect to roll out a new version of our search engine that allows us to do just that by year end.

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

Datasets currently integrated in our LocatePLUS product include nationwide records relating to:

-  real  estate  records
-  names  and  addresses                  -  prior  residences
-  aliases                                -  recorded  bankruptcies
-  dates  of  birth                       -  liens
-  Social  Security  numbers              -  motor  vehicle  records
-  driver's  license  information         -  certain  death  records
-  residential  address  information      -  phone numbers
    (including dates of residence)
- certain criminal arrest, conviction - vessel registrations and incarceration records

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

     We believe that one of the significant advantages of our LocatePLUS product, in comparison with many products with which we compete, is the ability of LocatePLUS to "tie" data associated with a given individual to produce a single report. Our LocatePLUS system uses a proprietary methodology to associate data in a manner that generally results in a matching of data entries across diverse data sources, allowing users to obtain a single, comprehensive data report about an individual, even when there is no single element that ties data entries together (such as a Social Security number). This comprehensive data report is itself linked to other data potentially relevant to a business or government agency researching an individual, such as names and addresses of possible acquaintances, relatives and neighbors of that individual. Another of the advantages that LocatePLUS Group is its unlisted and cell phone listings which we believe no other competitor has.

LOCATEPLUS  ANYWHERE

     We also offer a version of our LocatePLUS product that is accessible through wireless personal digital assistants and e-mail capable pagers, which we refer to as LocatePLUS AnyWhere. LocatePLUS AnyWhere was commercially launched in mid-December 2002. This product is being marketed primarily to law enforcement. The product is sold on a subscription fee basis, permitting unlimited access to our LocatePLUS database for a flat monthly fee provided that that the user agrees to a fixed term commitment. As of December 31, 2004, we had realized only nominal revenue from this product.

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

As of December 31, 2004, there were approximately 2,500 pre-screened purchasers of our Worldwide Information CD-ROM product.

ENTERSECT

     On September 1, 2003, our newly formed wholly-owned subsidiary, Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology. Certifion operates under the trade name of "Entersect," and it provides self-screening for both resume and online dating services.

DATAPHANT

In October 2003, Voice Power Technology merged into our newly formed wholly-owned subsidiary, Dataphant, Inc. Through this merger, Dataphant now has information on virtually every land-based phone number in the United States and approximately 30% of the cell phone numbers in the United States. We believe that we are the only company that has this information. The Dataphant data has been integrated into both LocatePLUS and Worldwide Information products. Currently the only distribution of this data is through the other subsidiaries.

METRIGENICS
  On January 6, 2004, the Company formed a new wholly-owned subsidiary, Metrigenics, Inc., with operations located in New York state. Metrigenics was formed to develop new ways to integrate biometrics with data. Metrigenics has finished first stage testing on matching DNA to facial characteristics and expects to have first stage products within twelve months.

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

One such legislative enactment that has had an effect on our business was the Financial Services Modernization Act of 2000, also known as the "Gramm-Leach-Bliley Act". Among other things, this law restricts the collection, use, and transfer of certain data that includes "credit header" information, which had historically functioned as the backbone of our data resources. Implementation of this law's restrictions by the Federal Trade
Commission significantly limited the availability of certain data for our database, but we have subsequently developed datasets that function independently of "credit header" information. Although we have not engaged counsel to review this matter or the conduct of our operations generally, we believe that our operations are currently unaffected by the Gramm-Leach-Bliley Act or any law specifically applicable to the dissemination of data concerning individuals. More recently, congress has been addressing the access to public data such as ours. Any further restriction on our use of personal information, however, could limit the usefulness and have a material adverse affect on operations, our products, including our LocatePLUS product, and our operations. Federal and state law prohibits us from selling information about minors. Our products have been designed to prevent the dissemination of such data.

DISTRIBUTION  OF  OUR  PRODUCTS

     We distribute our content both directly (though the Internet in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third parties access our databases in consideration for a royalty. We also, from time to time, provide certain consulting services to third party database providers on the integration and assimilation of public data. To date, our efforts to license data have resulted in several channel partnerships. For the year ending December 31, 2004, we have recognized revenue of $ 1,028,650 on these agreements.

COMPETITION

     Current competitors for our LocatePLUS and Entersect include ChoicePoint, Confi-chek.com, and Lexis-Nexis. Many of the companies that currently compete with this product, as well as other companies with whom we may compete in the future, are national or international in scope and have greater resources than we do. Those resources could enable those companies to initiate price cuts or take other measures in an effort to gain market share in our target markets.

Our Worldwide Information product primarily competes with the registries of motor vehicles of various states that sell their data to screened users. These state agencies generally provide data in "raw form" without the search capabilities that we provide in our Worldwide Information product.

EMPLOYEES

     As of December 31, 2004, the LocatePLUS Group had 81 employees. We believe that our relations with our employees are good.

ITEM  2  -  DESCRIPTION  OF  PROPERTY
FACILITIES
     LocatePLUS Holdings Corporation and LocatePLUS Corporation, are presently headquartered in Beverly, Massachusetts, where we lease approximately 32,000 square feet. The lease on that facility expires on February 28, 2007, and our annual lease obligation is approximately $443,000.

Worldwide Information, Inc., is presently located in Byfield, Massachusetts, where it leases approximately 2,700 square feet. The lease on the Byfield facility expired on March 1, 2003, and we are currently a tenant-at-will in this facility. Our annual lease payments on that facility in 2004 were approximately $25,000. We are currently negotiating to extend this lease to December 2005.

Dataphant, Inc., is located in Austin, Texas, where it leases approximately 3,000 square feet pursuant to a month-to-month lease (which includes the use of office equipment, with current monthly rent of $3,680).

Certifion Corporation, (which does business under the name "Entersect"), is located in Santa Ana, California, where it leases approximately 1,900 square feet pursuant to a month-to-month lease with current monthly rent of $3,028.

Metrigenics Inc., has access to University office and lab space with no lease or rental commitment. We believe that our facilities are sufficient for our projected needs.

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

     In 2003, we filed for patent protection covering certain aspects of two of our products. We have filed for patent protection covering certain aspects of our unique search product, "Bull's Eye," that electronically matches database information with current public phone and utility information to identify current information. We also filed, through our Certifion subsidiary, for patent protection covering certain aspects of our self-validation products Career Screen and TrustmeID .

ITEM  3  -  LEGAL  PROCEEDINGS
     We are not currently involved in any material legal proceedings, although claims may arise from time to time in the conduct of our operations. There can be no assurance at this time that any claims that may arise in connection with the conduct of our business will not materially adversely effect our business or operations, or divert our critical resources.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     No matters were presented to stockholders for approval, through solicitation or otherwise, in the fourth quarter of fiscal year 2004.

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




           Q4 2002(1)    Q1 2003(2)    Q2 2003(3)    Q3 2003(4)    Q4 2003(5)    Q1 2004(6)    Q2 2004(7)    Q3 2004(8)
          ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
          HIGH    LOW   HIGH    LOW   HIGH    LOW   HIGH    LOW   HIGH    LOW   HIGH    LOW   HIGH    LOW   HIGH    LOW
          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----
LPLHA.OB   0.50  0.15    0.40  0.14    0.42  0.12    0.38  0.28    0.34  0.24    0.63  0.29    0.58  0.37    0.39  0.25
          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----
LPLHB.OB   0.95  0.12    0.29  0.10    0.29  0.10    0.35  0.20    0.25  0.13    0.41  0.20    0.44  0.32    0.38  0.22
--------  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----
LPLHW.OB   0.05  0.02    0.10  0.00    0.12  0.00    0.13  0.03    0.09  0.05    0.26  0.07    0.19  0.09    0.13  0.04
--------  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----


           Q4 2004(9)
          ------------
           HIGH   LOW
          -----  -----
LPLHA.OB   0.37  0.25
          -----  -----
LPLHB.OB   0.32  0.21
--------  -----  -----
LPLHW.OB   0.12  0.05
--------  -----  -----


     (1)     The  three  months  ended  December  31,  2002.
     (2)     The  three  months  ended  March  31,  2003.
     (3)     The  three  months  ended  June  30,  2003.
     (4)     The  three  months  ended  September  30,  2003.
     (5)     The  three  months  ended  December  31,  2003.
     (6)     The  three  months  ended  March  31,  2004.
     (7)     The  three  months  ended  June  30,  2004.
     (8)     The  three  months  ended  September  30,  2004.
     (9)     The  three  months  ended  December  31,  2004.

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent action transactions.

HOLDERS
     As  of  March  31,  2005  there  were:

-     approximately  340  holders  of record of our Class A Voting Common Stock,
-     approximately  312  holders  of  record  of  our Class B Non-Voting Common
Stock,  and
-     approximately  140  holders  of  record  of  our  public  warrants.

DIVIDENDS

     We have never declared or paid dividends on our Common Stock. We do not anticipate that we will declare or pay dividends in the foreseeable future.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table reflects equity compensation granted or issued by us as of December 31, 2004, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.




                           NUMBER OF SECURITIES    WEIGHTED-AVERAGE        NUMBER OF
                             TO BE ISSUED UPON      EXERCISE PRICE    SECURITIES REMAINING
                                EXERCISE OF         OF OUTSTANDING       AVAILABLE FOR
                           OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     FUTURE ISSUANCE
                            WARRANTS AND RIGHTS       AND RIGHTS          UNDER EQUITY
                           COMPENSATION PLANS(1)

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY
HOLDERS:
Class A Voting
Common Stock. . . . . . .             29,541,304  $             0.69             5,018,534
Class B Non-voting
Common Stock. . . . . . .              5,700,000                0.20            19,300,000
-------------------------  ---------------------  ------------------  --------------------
EQUITY COMPENSATION
PLANS NOT APPROVED
BY SECURITY HOLDERS:
Class A Voting
Common Stock. . . . . . .              5,275,989  $             0.31                   N/A
Class B Non-voting
Common Stock. . . . . . .             10,735,875  $             0.21                   N/A
-------------------------  ---------------------  ------------------  --------------------
TOTAL:
Class A Voting
Common Stock. . . . . . .             34,817,293  $             0.63                   N/A
Class B Non-voting
Common Stock. . . . . . .             16,435,875  $             0.21                   N/A
-------------------------  ---------------------  ------------------  --------------------



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

- During June 2004, we paid $500,000 to NFC Corporation, in the form of 4,000,000 restricted shares of the Company's Class A Voting Common Stock, for future investor relation services. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

- On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). We also entered into related security documents and a Registration Rights Agreement. On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to covert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. Therefore, an aggregate of 13,636,667 shares of Class A Common Stock are issuable upon conversion of the Note and exercise of the Warrant. If the price of the common stock is not above the conversion prices when the payments are due, the note must be paid back in cash. At December 31, 2004 the remaining principal balance was $2,727,272.73 that is convertible into 10,757,575 shares.

SMALL  BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

     We  did  not  repurchase  any  of  our  securities  during  2004.

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

Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Capitalizing on the synergies gained through the Companies acquisitions, in 2004, Worldwide was able to utilize the technology acquired through Voicepower Technologies, when it merged into Dataphant, to develop the industry's first ever searchable non-published and cell phone CD-ROM. This product became Worldwide's fastest growing CD-ROM product to date. In additing, Worldwide, using the search capabilities built into the CD-ROM search engine, has expanded beyond CD-ROMs. Worldwide recently entered into an exclusive partnership with the State of New Hampshire's Department of Safety to implement its technology on the state's Intranet. Sonia Bejjani, Company co-founder and President of Worldwide, was profiled in "Women to Watch in 2005" by Women's Business Boston, January 2005 issue.

Revenue from our LocatePLUS product is recognized when there is either an agreed upon royalty fee or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards
(approximately 60% of our current LocatePLUS customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our LocatePLUS customer base). During 2004, our LocatePLUS online customer base exceeded 16,500 customers. Within that customer base, the subscriptions for ChoicePlan billing plans, which are billing plans for committed revenue per customer ranging from $25 per month to $5,000 per month, increased to 700 customers. In addition, we made a significant change to our billing practice in 2004, with the implementation of a new minimum usage fee. We expect this change will increase annual billings by at least $1M per year.

     Revenue from our Entersect product is recognized when certifications are purchased online (and paid for via credit card) or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectibility is reasonably assured.

    Revenue from Dataphant is generated exclusively through inter-company sales to our other wholly owned subsidiaries and eliminated on consolidation.

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In 2004 and 2003, we recorded $2,595,931 and $1,738,849, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash, cash equivalents and short term investments. Interest expense is primarily attributable to various notes issued through the year ended December 31, 2004. As of December 31, 2004, we had notes payable (current and long-term) totaling $5,274,548.

We have incurred significant net losses since our inception. We incurred net losses of approximately $4.4 million in 2003 and $7.3 million in 2004. Our accumulated deficit as December 31, 2004 was approximately $30 million. We raised approximately $3.8 million from sales of our equity during 2004 and approximately $4.0 million from the issuance of notes payable. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2005 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors.

During August 2003, the we issued a put to one investor through an equity agreement, which provides us, subject to certain limitations, the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to that investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Pursuant to this put, we sold 11,309,478 shares for a total $3,962,926 in net proceeds from the investor through December 31, 2004. The remaining amount available under the put at December 31, 2004 was $1,037,074. Subsequent to year-end, the Company has issued an additional 1,204,442 shares of the Company's Class A Voting common stock to this investor, resulting in net proceeds to the Company of approximately $256,191.

RESULTS  OF  OPERATIONS

     YEAR  ENDED  DECEMBER  31,  2004  COMPARED  TO YEAR ENDED DECEMBER 31, 2003

     Revenues. Revenue from our Worldwide InformationTM CD-ROM product increased to $550,923 for the year ended December 31, 2004 from $478,278 for the year ended December 31, 2003, an increase of 15.2%. The increase was due to an increase in customers in 2004 from 2003. Revenue from our LocatePLUS and Entersect products, increased to $4,107,714 for the year ended December 31, 2004 as compared to $2,543,581 for the year ended December 31, 2003, an increase of 61.5%. This increase is attributable to an increase in customers and usage. Revenue from our channel partners increased to $1,028,650 for the year ended December 31, 2004 as compared to $263,834 for the year ended December 31, 2003 an increase of 289.9%. The increase is attributed to the addition of new channel partners and additional sales to existing channel partners. As part of deploying channel partner agreements, we occasionally provide engineering services. In 2004 we recognized $562,200 in engineering revenue as compared to $105,667 recognized in 2003 an increase of 432%. These services are not recurring and are dependent on customer needs. We recognized wireless revenue of $13,095 in 2004 as compared to $7,417 in 2003, an increase of 76%. We expect online, wireless, and channel revenue to increase and CD-ROM revenue to be stable during the next twelve months.

Costs of revenues. For the year ended December 31, 2004, our costs of revenue for Worldwide InformationTM were $96,683 as compared to $91,775 for the year ended December 31, 2003. Data cost are relatively fixed even as revenue from the product increases, no marked increase in costs is realized. For the year ended December 31, 2004, our costs of revenue associated with LocatePLUS and channel partner sales were $3,652,714, as compared to $2,606,875 for the year ended December 31, 2003, an increase of 40%. This increase is primarily attributable to costs associated with the acquisition of new data sets. Costs of revenues are expected to stabilize at about $3.5 million annually, as that amount represents the cost for the required data sets. As revenue increases, costs of revenue are not expected to increase proportionately. Costs of engineering services were allocated based on time spent for engineering services. Costs of wireless revenues are primarily the cost of wireless connectivity and the amortized cost of devices sold to end users.

Selling and marketing expenses. Selling and marketing expenses for the year ended December 31, 2004 were $1,900,984, as compared to $1,049,381for the year ended December 31, 2003, an increase of approximately 81%. This increase in expenses is attributable primarily to an increase in our marketing activities for our Entersect product, additional direct marketing performed in 2004, and an increase in our sales force. We expect selling and marketing expense to increase over the next twelve months as we focus greater efforts on increasing revenue.

     General and administrative expenses. General and administrative expenses for the year ended December 31, 2004 were $6,467,306 as compared to $3,804,200 for the year ended December 31, 2003, a increase of 70%. This increase is attributable primarily to four cost groups. The largest group is a cost we don't expect to continue at the same level, legal and investor relations. This group accounted for approximately $820,000 of the increase. Some, if not all of these expenditures are either discretionary of for items we don't expect to continue. The second group is employee expenditures, which we expect to continue, as most relates to the build up of customer service. These costs account for approximately $350,000 of the increase. The third cost increase is associated with the non-compete agreement amortization associated with the Voice Power acquisition. This is a non-cash expense that will be completely amortized in October 2005. The amount of the increase associated with the amortization is approximately $140,000. The final group is expense associated with equipment lease terminations. This group accounted for approximately $75,000 of the increase. We anticipate general and administrative expenses to decrease over the next twelve months.

Research and development expenses. Research and development expenses for the year ended December 31, 2004 were $316,941. These expenses are a result of investigation of new biometric data products through the creation of Metrigenics. We anticipate these expenses will continue and increase for the foreseeable future.

Interest income. Interest income increased to $159,461 for the year ended December 31, 2004, from $137,253 for the year ended December 31, 2003. This decrease is attributable to interest earned on a certain notes issued to us in 2003, of which $838,508 of principal remained outstanding as of December 31, 2003, and as of December 31, 2004, approximately $454,000 on this loan remains outstanding.

     Interest expense. Interest expense increased to $940,410 for the year ended December 31, 2004, from $686,315 for the year ended December 31, 2003, an increase of 37%. This increase is attributable to notes payable issued in 2004.

     Other Income. Other income decreased to $30,280 for the year ended December 31, 2004, from $40,605 for the year ended December 31, 2003, a decrease of 25%.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through December 31, 2004, we raised approximately $31 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As  of  December  31,  2004,  our  cash  and cash equivalents totaled $1,186,939

     During 2004, we used approximately $5.4 million in operating activities principally to fund our net losses.

During 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of this loan. As of December 31, 2004, approximately $454,000 on this loan remained outstanding.

     During 2003, we received $1.6 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

  We raised approximately $3.8 million from sales of our equity during 2004 and approximately $4.0 million from the issuance of notes payable. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2005 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors. Pursuant to a certain put, we sold 11,309,478 shares for a total $3,962,926 in net proceeds from the investor through December 31, 2004. The remaining amount available under the put at December 31, 2004 was $1,037,074. Subsequent to year-end, the Company has issued an additional 1,204,442 shares of the Company's Class A Voting common stock to this investor, resulting in net proceeds to the Company of approximately $256,191. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify sources of additional capital and seek funding from such sources.

On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by us in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to covert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2008. Rent expense amounted to $476,292 and $579,419 during 2004 and 2003, respectively. This decrease is due to renegotiations of the rental rates.

     CAPITAL  LEASES

     Through December 31, 2004, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $915,159.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $2,751,083 through 2006.

The following represents the contractual obligation and commercial commitments as of December 31, 2004.



                                                    Payments Due by Period
                                  ---------------------------------------------------------
                                      TOTAL     LESS THAN     1-3         3-5     MORE THAN
CONTRACTUAL OBLIGATIONS                           1 YEAR      YEARS       YEARS     5 YEARS
Long-Term Debt including current  $5,473,918  $3,006,195  $2,462,860  $  4,863  $         -
Capital Leases . . . . . . . . .     915,159     638,467     256,692         -            -
Operating Leases . . . . . . . .   1,048,406     487,249     554,849     6,308            -
License Agreements . . . . . . .     637,755     637,755           -                      -
                                  ----------  ----------  ----------  --------   ----------
Total. . . . . . . . . . . . . .  $8,075,238  $4,879,666  $3,274,401  $ 11,171  $         -
                                  ----------  ----------  ----------  --------   ----------

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

On November 3, 2003, and pursuant to our Non-employee Directors' Stock Option Policy, we granted options to purchase an aggregate of 500,000 shares of Class B Non-voting Common Stock, with an exercise price of $0.20, and paid an aggregate of $50,000 to five of our Directors (Messrs. Kite, Houlihan and Garlock, Gerard Scalley and Thomas Murphy).

In May 2004, and pursuant to our Non-employee Directors' Stock Option Policy, we granted options to purchase an aggregate of 5,000,000 shares of Class A Voting Common Stock, with an exercise price of $1.50 to five of our Directors (Messrs. Kite, Houlihan and Garlock, Gerard Scalley and Thomas Murphy).

     USE  OF  OUR  ASSETS

     Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes. The owned vehicles have been capitalized as assets of the Company, totaling $ 122,393.00 as of December 31, 2004.

NOTES  RECEIVABLE  FROM  RELATED  PARTIES

     During 2000, we issued cash loans of $400,000 and received, in exchange, promissory notes from two of our officers, Mr. Jon Latorella and Robert A. Goddard. Although the notes were due January 3, 2010, their terms provided that, if, as of January 3, 2003, the officers were still employed by us, then the obligations and debt evidenced by the notes were to be canceled without further action, and we are to pay to the officers, no later than February 29, 2004, an amount in cash sufficient to fulfill the officers' tax liabilities attributable to the cancellation of the notes. As such, we have been expensing the principal of the notes on a monthly basis and in 2004 and 2003, recognized $0 and $9,722 of amortization expense respectively on notes receivable from related parties. Additionally, we have accrued approximately $0 in 2004 and $6,701 in 2003 relating to an estimate of their tax liability expected to be reimbursed by us. As of January 3, 2003, both Mr. Latorella and Mr. Goddard were employed by us and, accordingly, the notes were cancelled as of that date. Mr. Goddard ceased employment with the Company on March 31, 2003. Both were paid their tax equalization payment in 2004.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net income would have been reduced by approximately $1.4 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

     In October 2004, the FASB ratified the EITF consensus on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. This consensus describes the accounting for the settlement of preexisting relationships and the re-acquisition of certain rights in a business combination. This consensus was effective for the fourth quarter of 2004 and was adopted by the Company in that quarter. This adoption did not have a material effect on the Company's results of operations, cash flows or financial position, but may impact future transactions.
OFF-BALANCE-SHEET  ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2004, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

ITEM  7  -  FINANCIAL  STATEMENTS
     Our financial statements as of and for the twelve months ended December 31, 2004 are set forth in the section of this Annual Report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On December 13, 2004, the audit committee of LocatePLUS Holdings Corporation (the "Company") received a letter of resignation dated December 10, 2004, from the Company's independent accountants, Carlin, Charron, and Rosen, LLP. (CCR).

Except as described in the following sentence, the reports of CCR on the financial statements of the Company for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of CCR on the financial statements of the Company for the fiscal year ended December 31, 2003 was modified to express substantial doubt regarding the Company's ability to continue as a going concern.

In addition, during the Company's two most recent fiscal years and through December 13, 2004, there was no disagreement with CCR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of CCR, would have caused CCR to make reference to the subject of that disagreement in its reports on the Company's financial statements for those fiscal periods.

The letter of CCR, attached as Exhibit 16.1 to the 8-K filed with eth Securities and Exchange Commission on December 17, 2004, was the initial contact from CCR regarding the concerns addressed therein. Since that time, the Company's audit committee of the board of directors has addressed all issues in their letter.

Pursuant to Item 304(a)(3) of Regulation S-K, the Company provided CCR with a copy of this disclosure and requested that CCR as promptly as possible furnish a letter addressed to the Commission stating whether or not CCR agrees with the statements of the Company set forth in the December 17, 2004, 8-K.

A letter from CCR with respect to this matter was filed with the Securities and Exchange Commission on Form 8-K on January 21, 2005.

On February 8, 2005, Livingston & Haynes, P.C. ("Livingston") was engaged as the Company's new independent accountants. During the two most recent fiscal years and the interim period preceding the engagement of Livingston, the Company has not consulted with Livingston regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report or oral advice was provided to the Company by Livingston that Livingston concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a reportable event, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

ITEM  8A  -  CONTROLS  AND  PROCEDURES

     In accordance with Securities Exchange Act of 1934 (the "Exchange Act"), Rules 13a - 15(e) and 15d - 15(e), we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) no change in internal control over financial reporting occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                                    PART III
ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth specific information regarding our executive officers and directors as of December 31, 2004.


DIRECTORS             AGE                 POSITIONS
--------------------  ---  -----------------------------------------
Jon R. Latorella . .   41  Chairman of the Board, President
                           and Chief Executive Officer
Sonia P. Bejjani . .   36  Director; President-Worldwide
                           Information, Inc.
James C. Fields. . .   37  Vice President of Finance, Treasurer and
                           Secretary, Acting Chief Financial Officer
Thomas Garlock(1). .   48  Director
John P. Houlihan (1)   59  Director
Robert H. Kite(1). .   50  Director
Thomas E. Murphy(2).   46  Director
Gerard Scalley(2). .   49  Director


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

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required to furnish us with copies of all forms they file pursuant to Section 16(a).
     On May 19, 2004, Mr. Scalley, Mr. Murphy, Mr. Kite, Mr. Houlihan, Mr. Garlock, Mr. Latorella, Mr. Latorella, and Ms. Bejjani were each issued an option to purchase 1,000,000 shares of Class A Voting Common Stock with an exercise price of $1.50. None of the above filed a Form 4 in a timely fashion as required by Section 16(a).

On May 19, 2004,, Mr. Latorella was issued options to purchase 2,500,000 shares of Class A Voting Common Stock with an exercise price of $0.39 . Mr. Latorella did not file a Form 4 in a timely fashion as required by Section 16(a).

On May 19, 2004, Mr. Fields was issued options to purchase 1,000,000 shares of Class A Voting Common Stock with an exercise price of $0.39. Mr. Fields did not file a Form 4 in a timely fashion as required by Section 16(a).
     Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2004.

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

CODE  OF  ETHICS

     The Company adopted a Code of Ethics at the meeting of the Board of Directors held May 2004.

ITEM  10  -  EXECUTIVE  COMPENSATION
     The following table sets forth, for 2004, 2003 and 2002, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2004, 2003 and 2002 exceeded $100,000 (the "Named Executive Officers").




                                                       SECURITIES
NAME AND                                               UNDERLYING     ALL OTHER
PRINCIPAL                 YEAR    SALARY     BONUS      OPTIONS     COMPENSATION
POSITION                           ($)        ($)         (#)            ($)
------------------------  ----  ----------  --------  ------------  -------------
JON R. LATORELLA . . . .  2004  193,955(1)   100,000  3,500,000(2)      15,000(3)
President and. . . . . .  2003   58.209(1)         -  9,350,000(2)      13,200(3)
Chief Executive Officer.  2002   50,100(1)         -            -       13,200(3)

JAMES C. FIELDS(4) . . .  2004    134,967          -  1,000,000(5)      10,000(8)
Acting Chief Financial .  2003    112,901          -  1,250,000(5)             -
Officer, Treasurer and .  2002    104,160          -            -              -
Secretary. . . . . . . .

ROBERT A. GODDARD(6) . .  2003     61,539          -      250,000              -
Former Chief Financial .  2002    123,658          -            -        8,079(7)
Officer, Treasurer and .
Secretary. . . . . . . .



(1) Mr. Latorella elected to reduce his annual salary to $50,100 in September 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary to his pre-reduction salary of $150,000 per annum. Notwithstanding the Board's vote, Mr. Latorella decided to forego the increase and, as a result, his salary was not modified in 2002. Mr. Latorella's salary was increased to $150,000 per annum in October 2003. Mr. Latorella's salary was increased to $250,000 per annum in June 2004.

(2) On May 19, 2004 Mr. Latorella was granted incentive stock options to purchase 3,500,000 Class A Voting Common Stock with an average exercise price of $1.41 per share. On December 18, 2003, Mr. Latorella was granted incentive stock options to purchase 4,250,000 and 5,000,000 Class A Voting Common Stock and on November 3, 2003, 100,000 Class B Non-Voting Common Stock with exercise prices of $0.25, $1.00, and $0.20 per share respectively.

(3) Mr. Latorella and his family are allowed use of company vehicles, the value of which is approximately $1,100 per month to Mr. Latorella.

(4) Mr. Fields commenced his employment with us in 2001. Mr. Fields became an executive officer with the Company on March 31, 2003.

(5) On May 19, 2004, Mr. Fields was granted incentive stock options to purchase 1,000,000 shares of Class A Voting Common Stock with an exercise of $0.39 per share, and in 2003, 1,250,000 shares of Class A Voting Common Stock with an average exercise price of $0.21 per share.

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

(8) Beginning in April 2004, Mr. Fields was allowed the use of a company-leased vehicle, the value of which is approximately $1,100 per month.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR




                                        Number Of Secu-    Percent of Total
                                       rities Underlying     Options/SARs      Exercise Of
                                          Options/SARs        Granted To       Base Price    Expiration
Name                                        Granted          Employees In        ($/Sh)         Date
                                              (#)             Fiscal Year
-------------------------------------  ------------------  -----------------  -------------  ----------
Jon R. Latorella. . . . . . . . . . .        1,000,000(1)                 6%  $        1.50   5/19/2009
                                       ------------------  -----------------  -------------  ----------
President and Chief Executive Officer        2,500,000(1)                15%  $        0.39   5/19/2009
James C. Fields . . . . . . . . . . .        1,000,000(1)                 6%  $        0.39   5/19/2009
Acting Chief Financial Officer




(1)     Class  A  Voting  Common  Stock


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT As of December 31, 2004, we had 96,684,235 shares of Class A Voting Common
Stock and 73,285,970 shares of Class B Non-voting Common Stock issued and outstanding. The table on the following page sets forth certain information known to us with respect to the beneficial ownership of our Class A Voting
Common  Stock  and  Class  B  Non-voting  Common Stock on December 31, 2004, by:

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



                        CLASS A VOTING             CLASS B NON-VOTING
                        COMMON  STOCK                COMMON  STOCK
                         ----------------------    --------------------
                            NUMBER OF      %         NUMBER OF     %
                             SHARES        OF         SHARES       OF
    BENEFICIAL OWNER     BENEFICIALLY    SHARES    BENEFICIALLY  SHARES
                            OWNED                     OWNED
Directors
JON R. LATORELLA         40,374,257(1)  36.85%     125,000(2)     *
SONIA P. BEJJANI          4,500,000(3)   4.45%     125,380(4)     *
THOMAS GARLOCK            2,577,838(5)   2.61%     582,560(6)     *
JOHN P. HOULIHAN          1,510,000(7)   1.54%   2,519,750(8)  3.43%
ROBERT KITE               1,333,333(9)   1.36%    743,083(10)  1.01%
GERARD SCALLEY           1,000,000(11)   1.02%    155,610(12)     *
THOMAS MURPHY            1,075,000(13)   1.10%    457,500(14)     *
Officers
JAMES C. FIELDS          2,250,000(15)   2.27%             -      *
All directors and
executive officers
as a group (8 persons)  54,620,428(16)  44.47%  4,708,883(17)  6.26%



___________________________
*     Less  than  one  percent  of  outstanding  shares.
(1) Includes 12,873,757 shares issuable upon exercise of a fully vested stock options, with a weighted average exercise price of $0.66 per share.
(2) Includes 100,000 shares issuable upon exercise of a fully vested stock options, with an average exercise price of $0.20 per share.
(3) Consists of fully vested options to purchase 4,500,000 shares with a weighted average exercise price of $0.52 per share.
(4) Includes 100,000 shares issuable upon exercise of a fully vested stock options, with an average exercise price of $0.20 per share.
(5) Includes (i) 543,118 shares held by the Kenai River Trust, over which Mr. Garlock has voting and dispositional authority; and (ii) includes 2,034,720 shares issuable upon exercise of fully vested stock options, with a weighted average exercise price of $0.68 per share.
(6) Consists of (i) 386,670 shares issuable upon exercise of immediately exercisable warrants with an exercise price of $0.15 per share, and (ii) options to purchase 170,000 shares with a weighted average exercise price of $0.18 per share pursuant to a warrant granted on under our Non-employee Directors Stock Option Policy.
(7) Includes 75,000 shares held by the Houlihan Trust, over which Mr. Houlihan has voting and dispositional authority. Also includes 1,075,000 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $1.41 per share.
(8) Includes (i) 425,000 shares held by the Houlihan Trust, over which Mr. Houlihan has voting and dispositional authority; (ii) 66,667 shares held by Failte Investments, over which Mr. Houlihan has voting and dispositional authority; and (iii) warrants to purchase 170,000 shares with a weighted average exercise price of $0.18 per share granted under our Non-employee Directors Stock Option Policy.
(9) Includes 1,000,000 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $1.50 per share.

(10) Includes fully vested and immediately exercisable warrants to purchase 250,000 shares with an exercise price of $0.22 per share issued in December 2002 and options to purchase 135,000 shares with a weighted average exercise price of $0.19 per share pursuant to a warrant and option granted on under our Non-employee Directors Stock Option Policy.
(11) Includes 1,000,000 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $1.50 per share.
(12) Includes 135,000 shares issuable upon the exercise of warrants with a weighted average exercise price of $0.21 per share pursuant to a warrant and option granted on under our Non-employee Directors Stock Option Policy.
(13) Includes 1,000,000 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $1.50 per share.
(14) Includes 135,000 shares issuable upon the exercise of warrants with a weighted average exercise price of $0.21 per share pursuant to a warrant and option granted on under our Non-employee Directors Stock Option Policy.
(15) Includes the vested portion of stock incentive stock options to purchase up to 2,250,000 shares with a weighted average exercise price of $0.30 per share.
(16) Includes 26,141,810 shares issuable upon the exercise of convertible securities.
(17)  Includes  1,881,670  shares  issuable  upon  the  exercise  of  warrants.
ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     On June 17, 2002, the Board of Directors adopted our Interested Parties Transaction Policy, pursuant to which the Company will not enter into any agreement, arrangement or understanding with any director, officer, or 5% or greater stockholder of unless (i) the terms of such agreement, arrangement or understanding are consistent with the terms of equivalent agreements or arrangements that the Company could obtain from third parties; and (ii) the agreement, arrangement or understanding is fair to the Company.

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

     Temporary  Salary  Waiver

Mr. Latorella elected to reduce his annual salary to $50,000 in September 2000. On June 17, 2002, the Board of Directors voted to return Mr. Latorella's salary prospectively to its pre-reduction level of $150,000 per annum. However, Mr. Latorella decided to forego the increase and as such his salary was not restored to the pre-reduced level in 2002. Mr. Latorella's salary was increased to $150,000 per annum in October 2003. Mr. Latorella's salary was increased to $250,000 per annum in May 2004.

Incentive  Stock  Option

Mr. Latorella was granted a fully vested incentive stock option to purchase 190,000 shares of Class A Voting Common Stock on November 16, 1999, with an exercise price of $0.22 per share in consideration for services rendered. This option expires on November 16, 2004.

In 2003, Mr. Latorella was granted fully vested incentive stock options to purchase 4,250,000 and 5,000,000 Class A Voting common and 100,000 Class B
Non-Voting common with exercise prices of $0.25, $1.00, and $0.20 per share respectively.

In 2004, Mr. Latorella was granted fully vested incentive stock options to purchase 1,000,000 and 2,500,000 Class A Voting common with exercise prices of $1.50 and $0.39 per share respectively.

Use  of  Company  Cars.

Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,500 per month to Mr. Latorella.

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

As Mr. Goddard was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms we made a tax equalization payment in 2004 to Mr. Goddard.

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

JAMES  C.  FIELDS

Mr.  Fields  is  our  Acting  Chief  Financial  Officer.

     Stock  Option

On  June  1,  2001,  Mr.  Fields  was issued incentive stock options to purchase
500,000 shares of our Class A Voting Common Stock with an exercise price of $0.20 per share, and on March 31, 2003, was issued incentive stock options to purchase 500,000 shares of our Class A Voting Common Stock with an exercise price of $0.15 per share, and on December 18, 2003, was issued incentive stock options to purchase 500,000 shares of our Class A Voting Common Stock with an exercise price of $0.25 per share. In 2004, Mr. Fields was issued incentive stock options to purchase 1,000,000 shares of our Class A Voting Common Stock with an exercise price of $0.39 per share

     Use  of  Company  Cars.

Mr. Fields is allowed use of a company car, the value of which is approximately $1,100 per month.

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

Non-employee  Directors  Stock  Option  and  Compensation  Policy

On February 1, 2002, Mr. Garlock was issued an option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On March 28, 2003, Mr. Garlock was issued an additional option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Garlock was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and paid was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004, Mr. Garlock was issued an option to purchase 1,000,000 shares of our Class A Voting Common Stock for $1.50 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

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

Non-Employee  Directors  Stock  Option  Policy

     On February 1, 2002, Mr. Houlihan was issued an option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On March 28, 2003, Mr. Houlihan was issued an additional option to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Houlihan was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and was paid $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr. Houlihan was issued an option to purchase 1,000,000 shares of our Class A Voting Common Stock for $1.50 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

GERARD  SCALLEY

     Mr.  Scalley  is  a  member  of  our  Board  of  Directors.

     Non-Employee  Directors  Stock  Option  and  Compensation  Policy

     On August 27, 2002, Mr. Scalley was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.22 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Scalley was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and paid was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr.
Scalley was issued an option to purchase 1,000,000 shares of our Class A Voting Common Stock for $1.50 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

ROBERT  KITE

Mr. Kite is member of our Board of Directors. Mr. Kite was appointed to the Board in December 2002.

     Debt  Financing  of  LocatePLUS  Holdings  Corporation

     On March 7, 2001, we borrowed $250,000 from Mr. Kite pursuant to a promissory note providing for an interest rate of 10% per annum payable monthly. This loan, plus accrued interest, was repaid in January 2004. In conjunction with the issuance of that note, we also issued to Mr. Kite a warrant to purchase shares of our Class B Non-voting Common Stock. This warrant currently permits Mr. Kite to purchase 250,000 shares of the Company's Class B Non-Voting Common Stock at $0.22 per share

     Non-Employee  Directors  Stock  Option  and  Compensation  Policy

     On March 31, 2003, Mr. Kite was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Kite was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr. Kite was issued an option to purchase 1,000,000 shares of our Class A Voting Common Stock for $1.50 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

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

     Non-Employee  Directors  Stock  Option  and  Compensation  Policy

     On March 28, 2003, Mr. Murphy was issued a warrant to purchase 35,000 shares of our Class B Non-voting Common Stock for $0.15 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Murphy was issued an option to purchase 100,000 shares of our Class B Non-voting Common Stock for $0.20 per share and was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr. Murphy was issued an option to purchase 1,000,000 shares of our Class A Voting Common Stock for $1.50 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

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

On  December  17,  2004,  we  filed a Form 8-K and reported under Items 4.01 and
9.01 that the audit committee of LocatePLUS Holdings Corporation received a letter of resignation dated December 10, 2004, from the Company's independent accountants, Carlin, Charron, and Rosen, LLP.

On  January  21,  2005,  we filed a Form 8-K/A and reported under Items 4.01 and
9.01 that the audit committee of LocatePLUS Holdings Corporation received a letter of resignation dated December 10, 2004, from the Company's independent accountants, Carlin, Charron, and Rosen, LLP. (CCR). The amendment included the response letter from CCR.

On February 9, 2005, we filed a Form 8-K and reported under Items 4.01 and 9.01 that Livingston & Haynes, P.C. was engaged as the Company's new independent accountants.


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

4.4     Form  of  Class  A  Voting  Common  Stock  Certificate.(2)
4.5     Form  of  Class  B  Non-voting  Common  Stock  Certificate.(2)
4.6 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class A Voting Common Stock).(1)
4.7 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class B Non-voting Common Stock).(2)
4.8     Form  of  Convertible  Subordinated Promissory Note ("Bridge Note").(1)
4.9     Form  of  Detachable  Warrant  Agreement  ("Bridge  Warrant").(1)
4.10     $10,000  Convertible  Promissory  Note,  dated  March  9,  2001.(1)
4.11     Amended  Form  of  Warrant  Certificate.(3)
4.12 Amended and Restated Warrant and Unit Agreement by and between LocatePLUS Holdings Corporation and Transfer Online, Inc., dated June 20, 2002.(3)
4.13     Amendment  to  $10,000  Convertible  Promissory  Note,  dated  July 23,
2002.(3)
10.1 Master Lease Agreement between Cummings Properties, Inc. and Worldwide Information, Inc., dated November 20, 1999.(1)
10.2 Database License Agreement between Worldwide Information, Inc. and TransUnion Corporation, undated.(4)(*)
10.3 Database License Agreement between LocatePLUS.com, Inc. and Hogan Information Services Co., dated November 27, 2001.(4)(*)
10.4 License Agreement between Worldwide Information, Inc. and First American Real Estate Solutions, LLC, dated March 31, 1999.(4)(*)
10.5 Channel Partner Agreement between LocatePLUS Holdings Corporation and Intellicorp LTD, dated September 1, 2001.(3)
10.6 Letter Agreement between LocatePLUS Holdings Corporation and Intellicorp LTD, dated December 19, 2001. (1)
10.7     Secured  Note,  dated  June  1,  2001.(1)
10.8 $750,000 Loan Agreement between LocatePLUS Holdings Corporation and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
10.9 Security Agreement between LocatePLUS Holdings Corporation and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
10.10 Pledge Agreement between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
10.11 Mortgage between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
10.12 Guaranty Agreement, between Jon R. Latorella and Gemstone Investment Company, Inc., dated June 4, 2002.(2)
10.13 $175,000 Ten Year Term Promissory Note, made by Jon R. Latorella, dated January 3, 2000.(2)
10.14 $100,000 Ten Year Term Promissory Note, made by Jon R. Latorella, dated January 3, 2000.(2)
10.15 $125,000 Ten Year Term Promissory Note, made by Robert A. Goddard, dated January 3, 2000.(2)
10.16 $750,000 Promissory Note, made by LocatePLUS Holdings Corporation, dated June 4, 2002.(2)
10.17     Amendment  to  $750,000  Promissory  Note,  dated August 30, 2002.(5)
10.18 Equity Line of Credit Agreement, dated June 2, 2003, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P.(6)
10.19 Registration Rights Agreement, dated June 2, 2003 by and between LocatePLUS and Dutchess Private Equities Fund, L.P.(6)
10.20 Placement Agent Agreement, dated June _, 2003 by and among LocatePLUS, Dutchess Private Equities Fund, L.P. and Oftring (6)
10.21     Letter  Agreement,  dated  August 5, 2003, between LocatePLUS Holdings
Corporation and Dutchess Private Equities Fund, L.P. canceling Investment Agreement, dated June5, 2003, between the parties.(7)
10.22 Letter Agreement, dated August 5, 2003, between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P., canceling Placement Agent, dated June 5, 2003, between the parties.(7)
10.23 Investment Agreement, dated August 5, 2003, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P.(7)

10.24 Registration Rights Agreement, dated August 5, 2003 by and betweenLocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P.(7)
10.25 Placement Agent Agreement, dated June 5, 2003 by and among LocatePLUS Holdings Corporation, Dutchess Private Equities Fund, L.P. and Oftring & Company, Inc.(7)
10.26     Securities  Purchase  Agreement  dated  June  17, 2004, by and between
LocatePLUS  Holdings  Corporation  and  the  Purchaser  named  therein.(8)
10.27     Convertible  Term  Note dated June 17, 2004, by and between LocatePLUS
Holdings  Corporation  and  the  Purchaser  named  therein.(8)
10.28 Registration Rights Agreement dated June 17, 2004, by and between LocatePLUS Holdings Corporation and the Purchaser named therein.(8)
10.29 Common Stock Purchase Warrant issued to the Purchaser under the Securities Purchase Agreement.(8)
10.30 Master Security Agreement dated June 17, 2004, by LocatePLUS Holdings Corporation and its subsidiaries.(8)
10.31 Stock Pledge Agreement dated June 17, 2004, by and among thePurchaser, LocatePLUS Holdings Corporation and its subsidiaries.(8)
10.7 Subsidiary Guaranty dated June 17, 2004, by the subsidiaries of LocatePLUS Holdings Corporation.(8)
21.1     Subsidiaries  of  LocatePLUS  Holdings  Corporation.
23.4     Consent  of  Carlin,  Charron  &  Rosen,  LLP.
23.5     Consent  of  Livingston  &  Haynes,  P.C.
31.1     302  Certification  of  the  Chief  Executive  Officer
31.2     302  Certification  of  the  Chief  Financial  Officer
32       906  Certification  of  C.E.O.  and  C.F.O.


(1) Filed as an Exhibit to Form SB-2, filed with the Securities and Exchange Commission on March 28, 2002 (Registration No. 333-85154).
(2) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-85154).
(3) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on July 24, 2002 (Registration No. 333-85154).
(4) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on August 5, 2002 (Registration No. 333-85154).
(5) Filed as Exhibit to Form SB-2/A (post-effective amendment), filed with the Securities and Exchange Commission on September 10, 2002 (Registration No. 333-85154).
(6) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on July 15, 2003 (Registration No. 333-333-105944).
(7) Filed as an Exhibit to Form SB-2, filed with the Securities and Exchange Commission on August 7, 2003 (Registration No. 333-85154).
(8) Filed as an Exhibit to Form 8K, filed with the Securities and Exchange Commission on June 23, 2004 (Registration No. 333-85154).

(*)     Subject  to  a  request  for  confidential  treatment.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
AUDIT  FEES

AUDIT  FEES

     During 2004, our principal accountant, Carlin, Charron & Rosen LLP, (CCR) billed $45,384 in connection with the audit of our annual financial statements and the review of our quarterly financial statements. In 2003 CCR billed $44,400 for such services.

TAX  FEES

     During 2004, CCR billed us $9,880 for tax related services. During 2002, CCR billed $8,500 for such services.

ALL  OTHER  FEES.

     During 2003 and 2002, the Company paid $10,236 in fees to CCR relating to the registration of securities.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               LOCATEPLUS  HOLDINGS  CORPORATION


               By:  /s/  Jon  R.  Latorella
               Jon  R.  Latorella,  President  and  Chief  Executive  Officer

               May 17,  2005

                                                    INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of LocatePLUS Holdings Corporation
Beverly,  Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation and its subsidiaries as of December 31, 2004, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2004 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/LIVINGSTON  &  HAYNES,  P.C.
Livingston  &  Haynes,  P.C.
Wellesley,  Massachusetts

May  16,  2005

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Stockholders and Board of Directors of LocatePLUS Holdings Corporation
Beverly,  Massachusetts

We have audited the consolidated statement of operations, stockholders' equity (deficit) and cash flows of LocatePLUS Holdings Corporation (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of LocatePLUS Holdings Corporation's consolidated operations and its consolidated cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2003 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.




CARLIN,  CHARRON  &  ROSEN  LLP
Westborough,  Massachusetts

March  18,  2004




           LOCATEPLUS HOLDINGS CORPORATION
             CONSOLIDATED BALANCE SHEET
                DECEMBER 31, 2004

ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .  $  1,186,939
  Accounts receivable, trade - net . . . . . . .       956,710
  Prepaid expenses and other current assets. . .       308,065
  Notes receivable . . . . . . . . . . . . . . .       455,458
                                                  -------------
      Total current assets . . . . . . . . . . .     2,907,173
                                                  -------------
Property and equipment, net. . . . . . . . . . .     3,000,651
Other assets . . . . . . . . . . . . . . . . . .     1,295,377
                                                  -------------
      Total assets . . . . . . . . . . . . . . .  $  7,203,201
                                                  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .     2,032,557
  Accrued expenses . . . . . . . . . . . . . . .       232,169
  Deferred revenue . . . . . . . . . . . . . . .        58,244
  Current portion of capital lease obligation. .       597,933
  Notes Payable. . . . . . . . . . . . . . . . .     1,518,739
  Convertible notes payable. . . . . . . . . . .     1,383,440
                                                  -------------
      Total current liabilities. . . . . . . . .     5,823,082
                                                  -------------
Capital lease obligation, net of current portion       231,358
Notes payable. . . . . . . . . . . . . . . . . .       206,576
Convertible notes payable. . . . . . . . . . . .     2,165,793
                                                  -------------
      Total liabilities. . . . . . . . . . . . .     8,426,809
                                                  -------------
Commitments and contingencies. . . . . . . . . .            --

Stockholders' equity:
  Class A common stock, $0.01
par value; 150,000,000 shares
authorized; 96,890,978 shares
issued and outstanding . . . . . . . . . . . . .             -
at December 31, 2004 . . . . . . . . . . . . . .       968,909
  Class B common stock, $0.01
par value, 250,000,000 shares
authorized;73,169,178 shares
issued and outstanding
at December 31, 2004 . . . . . . . . . . . . . .       731,692
  Additional paid-in capital . . . . . . . . . .    25,391,509
  Warrants . . . . . . . . . . . . . . . . . . .     2,410,787
  Common stock subscription receivable . . . . .      (488,558)
  Accumulated deficit. . . . . . . . . . . . . .   (30,237,947)
                                                  -------------
      Total stockholders' equity . . . . . . . .   ( 1,223,608)
                                                  -------------
      Total liabilities and stockholders' equity  $  7,203,201
                                                  =============

See Independent Auditors' Report and Notes to Consolidated Financial Statements.



LOCATEPLUS HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                     2004           2003

Revenues
   Information sales - CD Rom . . . . . . . . .  $    550,923   $    478,278
   Information sales - online . . . . . . . . .     4,107,714      2,543,581
   Information sales - channel. . . . . . . . .     1,028,650        263,834
   Information sales - wireless . . . . . . . .        13,095          7,417
   Engineering services . . . . . . . . . . . .       562,200        105,667
                                                 -------------  -------------
   Total revenues . . . . . . . . . . . . . . .     6,262,582      3,398,777
                                                 -------------  -------------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . . . . . . .        96,683         91,775
      Online and channel. . . . . . . . . . . .     3,652,714      2,606,875
      Wireless. . . . . . . . . . . . . . . . .           870          2,749
      Engineering . . . . . . . . . . . . . . .       124,175         26,025
   Selling and marketing. . . . . . . . . . . .     1,900,984      1,049,381
   General and administrative . . . . . . . . .     6,467,306      3,804,200
   Research and Development . . . . . . . . . .       316,941              -
                                                 -------------  -------------
      Total operating expenses. . . . . . . . .    12,559,674      7,581,005
                                                 -------------  -------------
Operating loss. . . . . . . . . . . . . . . . .   ( 6,297,091)    (4,182,228)
                                                 -------------  -------------
Other income (expense):
   Interest income. . . . . . . . . . . . . . .       159,461        137,253
   Interest expense . . . . . . . . . . . . . .      (747,279)      (686,315)
   Interest expense - amortization of discounts      (193,131)
   Other income . . . . . . . . . . . . . . . .        30,280         40,605
   Write-off accrued license fees . . . . . . .             -        283,500
   Impairment of Note Receivable. . . . . . . .      (500,000)             -
                                                 -------------  -------------
Net loss. . . . . . . . . . . . . . . . . . . .  $( 7,547,760)  $ (4,407,185)
                                                 =============  =============
Basic and diluted net loss per share. . . . . .  $      (0.04)  $      (0.03)

Shares used in computing
basic anddiluted net loss per share . . . . . .   161,506,032    130,299,353


See Independent Auditors' Report and Notes to Consolidated Financial Statements.




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                 CLASS A            CLASS B               ADDITIONAL
                                                               COMMON STOCK          COMMON STOCK          PAID-IN
                                                             SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL
                                                           ----------  --------  ----------  -----------  ------------
Balance at December 31, 2002. . . . . . . . . . . . . . .  54,850,292  $548,503  68,640,726  $  686,407   $17,749,748
Payment of stock subscription receivable. . . . . . . . .
Issuance of detachable warrants to purchase . . . . . . .
common stock in conjunction with debt . . . . . . . . . .
and lease financing . . . . . . . . . . . . . . . . . . .
Issuance of common stock in exchange
for services. . . . . . . . . . . . . . . . . . . . . . .   3,547,519    35,475   1,262,500      12,625       551,900
Issuance of Units at $0.16 per unit . . . . . . . . . . .   2,477,250    24,773                               257,695
Issuance of common stock in exchange
for services. . . . . . . . . . . . . . . . . . . . . . .                           125,000       1,250        12,500
Issuance of detachable warrants to purchase common
stock in exchange for service . . . . . . . . . . . . . .
Issuance of options to purchase common
stock as part of severance agreement. . . . . . . . . . .                                                       17,870
Exercise of options @ $0.20 . . . . . . . . . . . . . . .   1,414,450    14,145                                268,746
Net Issuance options exercised. . . . . . . . . . . . . .   2,170,909    21,709                               (21,709)
Issuance of Units at $0.16 per unit . . . . . . . . . . .                           370,370       3,704         55,227
Issuance of shares throughout the year. . . . . . . . . .   8,907,634    89,076               1,189,013
Issuance of shares in accordance with put option. . . . .   2,708,637    27,086                 623,982
Issuance of commons stock for investment in subsidiary. .                         2,500,000      25,000        262,500
Net loss for the year ended
December 31, 2003 . . . . . . . . . . . . . . . . . . . .
                                                           ----------  --------  ----------  -----------  ------------
Balance at December 31, 2003. . . . . . . . . . . . . . .  76,076,691  $760,767  72,898,596     728,986    20,967,472
Issuance of shares. . . . . . . . . . . . . . . . . . . .   2,791,532    27,915                               502,460
Issuance of shares. . . . . . . . . . . . . . . . . . . .   8,600,841    86,008                             3,228,850
Exercise of options @ $0.15 . . . . . . . . . . . . . . .     250,000     2,500                                35,000
Exercise of options . . . . . . . . . . . . . . . . . . .   3,604,350    36,044                               107,327
Net Issuance options/warrants exercised . . . . . . . . .     964,821     9,648     260,582       2,606       (12,254)
Warrants exercised. . . . . . . . . . . . . . . . . . . .       1,000        10      10,000         100         2,589
Issuance of stock and warrants in exchange
for services. . . . . . . . . . . . . . . . . . . . . . .   4,601,743    46,017                               560,065
Net loss for the year ended
December 31, 2004 . . . . . . . . . . . . . . . . . . . .
                                                           ----------  --------  ----------  -----------  ------------
Balance at December 31, 2004. . . . . . . . . . . . . . .  96,890,978   968,909  73,169,178     731,692    25,391,509



LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                             WARRANTS       STOCK            TOTAL       STOCKHOLDERS'
                                                                          SUBSCRIPTION       ACCUM           EQUITY
                                                                          RECEIVABLE        DEFICIT        (DEFICIT)
                                                           -------------  ----------  -----------------  ------------
Balance at December 31, 2002. . . . . . . . . . . . . . .  $   1,824,833  $(174,908)  $   (18,283,002))  $ 2,351,581
Payment of stock subscription receivable. . . . . . . . .                   174,908                          174,908
Issuance of detachable warrants to purchase
common stock in conjunction with debt
and lease financing . . . . . . . . . . . . . . . . . . .        208,481                                     208,481
Issuance of common stock in exchange
for services. . . . . . . . . . . . . . . . . . . . . . .                                                    600,000
Issuance of Units at $0.16 per unit . . . . . . . . . . .        113,892                                     396,360
Issuance of common stock in exchange
for services. . . . . . . . . . . . . . . . . . . . . . .                                                     13,750
Issuance of detachable warrants to purchase common
stock in exchange for service . . . . . . . . . . . . . .         49,173                                      49,173
Issuance of options to purchase common
stock as part of severance agreement. . . . . . . . . . .
Exercise of options @ $0.20 . . . . . . . . . . . . . . .                                                    282,890
Net Issuance options exercised. . . . . . . . . . . . . .                                                          -
Issuance of Units at $0.16 per unit . . . . . . . . . . .         41,069                                     100,000
Issuance of shares throughout the year. . . . . . . . . .                                                  1,278,089
Issuance of shares in accordance with put option. . . . .                                                    651,068
Issuance of commons stock for investment in subsidiary. .                                                    287,500
Net loss for the year ended
December 31, 2003 . . . . . . . . . . . . . . . . . . . .                                   (4,407,185)   (4,407,185)
                                                           -------------  ----------  -----------------  ------------
Balance at December 31, 2003. . . . . . . . . . . . . . .  $   2,237,448  $           $    (22,690,187)  $ 2,004,486
Issuance of shares. . . . . . . . . . . . . . . . . . . .                                                    530,375
Issuance of shares. . . . . . . . . . . . . . . . . . . .                                                  3,314,858
Exercise of options @ $0.15 . . . . . . . . . . . . . . .                                                     37,500
Exercise of options . . . . . . . . . . . . . . . . . . .                                                    143,370
Net Issuance options/warrants exercised . . . . . . . . .                                                          -
Warrants exercised. . . . . . . . . . . . . . . . . . . .                                                      2,699
Issuance of stock and warrants in exchange
for services. . . . . . . . . . . . . . . . . . . . . . .        173,339   (488,558)                         290,863

Net loss for the year ended
December 31, 2004 . . . . . . . . . . . . . . . . . . . .                                   (7,547,760)   (7,047,760)
                                                           -------------  ----------  -----------------  ------------
Balance at December 31, 2004. . . . . . . . . . . . . . .      2,410,787   (488,558)       (30,237,947)   (1,223,608)
                                                           =============  ==========  =================  ============


See Independent Auditors' Report and Notes to Consolidated Financial Statements.




                             LOCATEPLUS HOLDINGS CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                                            2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($7,547,760)   ($4,407,185)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization of property and equipment . .       943,473        571,527
           Provision for doubtful accounts . . . . . . . . . . . . . .        69,573        150,603
           Interest expense related to warrants issued with debt . . .       193,131        327,420
           Amortization of notes receivable from related parties . . .             -          9,722
           Amortization of intangible assets . . . . . . . . . . . . .       158,551         28,512
           Write down of accrued license fees. . . . . . . . . . . . .             -        283,500
           Impairment of Note Receivable . . . . . . . . . . . . . . .       500,000              -
           Expense recorded for fair value of stock, options,
                and warrants issued for services . . . . . . . . . . .       290,864        261,309
           Changes in assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . . . .     ( 457,472)      (449,848)
              Prepaid expenses and other assets. . . . . . . . . . . .       345,099         (5,006)
              Other assets . . . . . . . . . . . . . . . . . . . . . .     ( 476,909)      (113,772)
              Accounts payable . . . . . . . . . . . . . . . . . . . .       809,756       (292,170)
              Accrued expenses . . . . . . . . . . . . . . . . . . . .      (206,283)        24,510
              Deferred revenue . . . . . . . . . . . . . . . . . . . .      ( 42,105)       (24,112)
                                                                        -------------  -------------
                 Net cash used in operating activities . . . . . . . .   ( 5,420,082)    (3,634,990)
                                                                        -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Principal repayment of purchased note receivable . . . . . . .       422,500        539,767
        Purchase of note receivable. . . . . . . . . . . . . . . . . .     ( 119,638)      (210,021)
        Purchases of property and equipment. . . . . . . . . . . . . .     ( 647,517)       (74,568)
        Proceeds from sale of property and equipment . . . . . . . . .             -          1,500
                                                                        -------------  -------------
                 Net cash provided by investing activities . . . . . .      (344,655)       256,678
                                                                        -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of debt. . . . . . . . . . . . . . . . . . . . . . .   ( 1,013,911)      (561,790)
        Proceeds from issuance of debt . . . . . . . . . . . . . . . .     4,250,000      1,816,000
        Financing fees on issuance of debt . . . . . . . . . . . . . .     ( 312,000)
        Payments of obligations under capital lease. . . . . . . . . .    (1,246,893)      (737,504)
        Proceeds from issuance of common stock and collection of stock
         subscriptions receivable, net of issuance costs . . . . . . .     3,751,558      2,723,315
                                                                        -------------  -------------
                 Net cash provided by financing activities . . . . . .     5,428,754      3,240,021
                                                                        -------------  -------------
Net (decrease) increase in cash and cash equivalents . . . . . . . . .     ( 335,983)      (138,291)

Cash and cash equivalents, beginning of period . . . . . . . . . . . .     1,522,922      1,661,213
                                                                        -------------  -------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .     1,186,939      1,522,922
                                                                        =============  =============
Supplemental disclosures of cash flows information:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .  $    691,429   $    378,894
Supplemental disclosure of non-cash investing
   and financing activities:
Acquisition of property and equipment under capital leases . . . . . .  $    805,431   $  1,658,416
Relative fair value of detachable warrants issued
   in conjunction with convertible debt. . . . . . . . . . . . . . . .       268,866        327,420
Issuance of common stock for subscription receivable . . . . . . . . .       488,558              -
Fair value of warrants issued in conjunction with services . . . . . .       261,308        261,308

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

     LIQUIDITY  AND  OPERATIONS
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial losses in each of the last two years, and has incurred an accumulated deficit of approximately $30 million through December 31, 2004. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements don not include any adjustments that might result from the outcome of this uncertainty.

     The Company raised approximately $4 million and $2.4 million of equity during 2004 and 2003 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions. The Company sold 11,309,478 shares for a total $3,962,926 in net proceeds from the investor through December 31, 2004. The remaining amount available under the put at December 31, 2004 was $1,037,074. Subsequent to year end, the Company has issued an additional 1,204,442 shares of the Company's Class A Voting common stock to this investor, resulting in net proceeds to the Company of approximately $256,191.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

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

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)


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

     Engineering services in 2004 and 2003 relate to integration services provided to a third party database provider with whom the Company has an arrangement whereby the Company provides the third party access to the Company's database. Revenue is recognized over the term of the contract when there is evidence of an arrangement, the fees are fixed or determinable, and collectibility is reasonably assured.

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

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)





                                                      YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                       2004          2003
                                                  --------------  ------------

Net loss - reported. . . . . . . . . . . . . . .  $  (6,958,522)  $(4,383,229)
Amortization of stock compensation expense . . .     (1,367,513)      (84,246)
                                                  --------------  ------------
Pro forma net loss . . . . . . . . . . . . . . .  $  (8,326,035)  $(4,467,475)
                                                  ==============  ============
Pro forma net loss per share - basic and diluted  $       (0.05)    $     (0.03)



     The weighted average fair value of options granted during 2004 and 2003 was $0.05 and $0.03 respectively. The Company recognizes forfeitures as they occur. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods.

     In 2003, the fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 34%; average risk-free interest rate of 4.03%; and an expected option holding period of 6 years. In 2003, the fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 25%; average risk-free interest rate of 3.54%; and an expected option holding period of 6 years.

     ADVERTISING
     The  Company  charges  advertising  costs  to  operations  when  incurred.
Advertising  expense  was  $308,500  in  2004  and  $9,225  in  2003.

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

     RECENT  PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net income would have been reduced by approximately $1.4 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

     In October 2004, the FASB ratified the EITF consensus on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. This consensus describes the accounting for the settlement of preexisting relationships and the re-acquisition of certain rights in a business combination. This consensus was effective for the fourth quarter of 2004 and was adopted by the Company in that quarter. This adoption did not have a material effect on the Company's results of operations, cash flows or financial position, but may impact future transactions.

3.     ACCOUNTS  RECEIVABLE,  TRADE
     Trade accounts receivable are presented net of an allowance for doubtful collections of $180,031 at December 31, 2004. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     Prepaid expenses and other current assets primarily consist of approximately $98,000 in prepaid insurance and data, $107,055 in fees for financing that are being amortized over the length of the term, and $386,331 in interest receivable on notes receivable.

5.     NOTES  RECEIVABLE

     Demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. Interest income on the note receivable was approximately $137,291.71 in 2004 and $100,000 in 2003 and $319,092 is unpaid at December 31, 2004 and is included in prepaid expenses and other current assets. The remaining principal balance at December 31, 2004 was $453,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance. Subsequent to year-end, the Company received $90,000 of principal repayment.

Unsecured note receivable with an unrelated entity. There is an oral agreement to advance up to $250,000 on this note. There is no business relationship between the Company and this entity or any officers or directors of either company, except that the Company is currently performing some administrative and bookkeeping services for the unrelated entity in exchange for approximately $1,000 per month. The Company has advanced as much as $250,000 to this unrelated entity in the form of cash and services. The balance at December 31, 2004 was $182,859.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

7.     PROPERTY  AND  EQUIPMENT
     Property  and  equipment  at  December 31, 2004, consists of the following:


 Equipment                      $ 4,443,774
       Vehicles                           113,368
       Software                           208,234
       Furniture and fixtures             389,782
       Leasehold improvements             618,093
                                      -----------
                                        5,773,251
       Less  accumulated
       depreciation  and
       amortization                     2,772,600
                                      -----------
       Property and equipment, net     $ 3,000651
                                      ===========



     The carrying value of assets under capital leases was $ 1,545,293.20, net of amortization of $ 976,133.38, as of December 31, 2004.

     Depreciation and amortization expense was $943,473 and $576,081 for the years ended December 31, 2004 and 2003, respectively, which includes amortization expense on the equipment under capital lease of $353,835 and $277,828 for the years ended December 31, 2004 and 2003, respectively.

8.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     Prepaid expenses and other current assets consist of the following at December 31, 2004:

       Accrued interest receivable     $  319,092
       Prepaid expenses                   179,264
       Deferred financing costs           107,055
       Other                               21,746
                                      -----------
       Total                            $ 627,157
                                      ===========

9.     OTHER  ASSETS
     Other  assets  consist  of  the  following  at  December  31,  2004:

       Restricted trading securities     $  875,000
       Customer lists and non-compete
       agreement net of amortization        177,636
       Deferred financing costs             152,150
       Security deposits                     90,591
                                        -----------
       Total                            $ 1,295,377
                                        ===========


     Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was at valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $894,000, as such 200,000 shares were exchanged for the service. At December 31, 2004, the 10-day trailing average closing price was $4.94 per share, or the value of

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

the shares was $988,000. No impairment to the current value has been recorded since the carrying value is still at a 12% discount to the 10-day trailing average market value. Had the securities been adjusted to the original 25% discount, the company would have recorded an impairment of $134,000 and the adjusted carrying value would have been $741,000.

10.     ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  at  December  31,  2004:


       Payroll and related taxes         $  111,120
       Sales tax                             37,051
       Accounting, legal and
       professional fees                     70,000
        Other                                13,998
                                        -----------
       Total                              $ 232,169
                                        ===========


11.     NOTES  PAYABLE
     Convertible promissory note, due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at December 31, 2004, is $1,705,000. The remaining debt is due in 2004, except for $200,000 due in 2005. In conjunction with the issuance of these notes, the Company issued warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14.

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

On June 17, 2004 the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to covert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

12.     RELATED  PARTY  TRANSACTIONS

     In 2004, the Company granted options to purchase 5,000,000 shares of Class A Voting Common Stock with an average exercise price of $1.50 per share in consideration for services rendered by a member of the Company's Board of Directors.
13.     COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES
     The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2007. Rent expense amounted to $476,292 and $579,419 during 2004 and 2003, respectively.

     Future minimum payments under non-cancelable operating leases are as follows:

YEAR  ENDING  DECEMBER  31,
        2005                  $  487,249
        2006                     462,074
        2007                      92,775
        2008                       6,308
                             -----------
        Total                $ 1,048,406
                             ===========


CAPITAL  LEASES
     The Company acquired equipment under long-term capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases.
     The following is a schedule by years of future minimum lease payments under the capital leases, together with the net present value of the minimum lease payments at December 31, 2004.

YEAR  ENDING  DECEMBER  31,
        2005                            $  658,467
        2006                               207,156
        2007                                49,536
                                           915,159
                                        ----------
 Less:  amounts representing
 interest and executory costs               88,868
                                        ----------
 Present value of future
 minimum lease payments                    829,291

    Less:  current portion of
    obligation under capital lease         597,933
                                        ----------
Long-term obligation under
capital lease                            $ 231,358
                                        ==========


     LICENSE  AGREEMENTS
     The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers. In 2004 and 2003, the Company recorded $2,617,681 and $1,738,849 respectively in costs related to these agreements. In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data. The Company is required to make minimum payments under these agreements as follows:

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)


YEAR  ENDING  DECEMBER  31,

      2005                              $  637,755
                                        ----------
                                        $  637,755
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

     DATA  EVOLUTION  HOLDINGS,  INC.
     The Company has entered into a services agreement with Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. The agreement calls for the Company to purchase services from DEH that will expand our ability to distribute our product through DEH PowerSys products. The agreement calls for the Company to purchase access to PowerSys products, a feasibility study, a two-year support plan, and become a strategic alliance partner. The value of these services has not yet been determined by DEH, however, the payment of these services will be made in Company Class A Common Voting Stock that will have a four year lock up period.

14.     INCOME  TAXES

     Deferred  tax  assets  consist  of  the  following  at  December  31:

                                         2004

  Net operating loss carry forwards       $10,350,000
  Depreciation and amortization               300,000
  Bad debt reserve                             73,000
  Investment loss                             202,500
  Capitalized research and development      1,000,000
                                          -----------
  Gross deferred tax assets                11,925,500

  Valuation allowance                    (11,925,500)
                                          -----------
                                   $               -
                                          ===========


The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)


At December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $ 25,500,000. The federal and state net operating loss carryforwards expire through 2024.

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

Each Class A Voting Common stockholder is entitled to one vote for each share held on all matters submitted to a vote of stockholders. The holders of both classes of common stock are entitled to dividends on a pro rata basis, when and if declared by the Company's board of directors. Through December 31, 2004, no dividends have been declared or paid.

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

     As of December 31, 2004, a total of 17,274,989 shares of Class A Voting Common Stock were reserved for issuance upon exercise of outstanding stock option and warrant agreements. As of December 31, 2004, 10,735,875 shares of Class B Non-voting Common Stock were reserved for issuance upon exercise of outstanding warrant agreements.

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

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

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

     During 2004, the Company issued warrants to purchase 2,570,000 shares of Class A Voting Common Stock at an average exercise price of $0.40 per share to third parties in exchange for services. The Company recorded a discount to Note payable or expense of $173,339 associated with these warrants.

     During 2003, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 18% volatility, 3.9% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock average value of $0.40 per share.

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

     As of December 31, 2004, not including the Company's publicly traded warrant for the purchase of 12,000,000 shares of Class A Voting Common Stock, there were a total of 5,275,989 and 10,735,875 options and warrants outside the Stock Plans for Class A Voting and Class B Non-Voting Stock, respectively.

16.     STOCK  OPTION  PLANS

     On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the "1999 Plan"). Under the terms of the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the Plan. A maximum of 15,000,000 shares of Class A Voting Common Stock has been approved for issuance under the 1999 Plan of which 18,534 are available for grant at December 31, 2004. The options are not transferable except by will or domestic relations order.

     On March 28, 2003, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan (the "2003 Plan") which was approved by the stockholders at the May 29, 2003 annual meeting. Under the terms of the 2003 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the 2003 Plan. A maximum of 25,000,000 shares of Class A Voting Common Stock and 25,000,000 shares of Class B Non-Voting Common Stock has been approved for issuance under the 2003 Plan of which 5,000,000 and 19,300,000 Class A and Class B, respectively, are available for grant at December 31, 2004. The options are not transferable except by will or domestic relations order.

     The Board of Directors determines the exercise price and vesting period of the options at the date of grant. The exercise price for incentive stock options shall not be less than 100% of the fair market value of the Company's stock on the date of grant. The option exercise period will not exceed ten years from the date of grant. The options are generally fully exercisable when issued to directors and consultants and exercisable 25% per year and continuing over four years for employees (based on continual employment). If a grantee owns stock representing more than 10% of the outstanding shares on the date such an incentive option is granted, the price shall be at least 110% of fair market value and the maximum term of the options will be five years. The following table presents activity under the Plans for the years ended December 31, 2004 and 2003:


                                       CLASS  A             CLASS  B
                                               WEIGHTED             WEIGHTED
                                               AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE
                                    SHARES      PRICE     SHARES     PRICE
Outstanding at December 31, 2002  10,732,716       0.20          -         -
Issued . . . . . . . . . . . . .  11,480,000       0.57  5,700,000      0.20
Exercised. . . . . . . . . . . .  (1,414,450)      0.20          -         -
Canceled . . . . . . . . . . . .  (1,022,500)      0.20          -         -
                                  -----------            ---------
Outstanding at December 31, 2003  19,775,766       0.42  5,700,000      0.20
                                  -----------            ---------
Issued . . . . . . . . . . . . .  16,046,000       0.80          -         -
Exercised. . . . . . . . . . . .  (4,162,412)      0.06          -         -
Canceled . . . . . . . . . . . .  (2,694,750)      0.21          -         -
                                  -----------            ---------
Outstanding at December 31, 2004  28,964,604       0.42  5,700,000      0.20
                                  -----------            ---------

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

     The following summarizes information relating to options outstanding at December 31, 2004:





                                  CLASS A
-------------------------------------------------------------------------------
                            OPTIONS                            OPTIONS
                           OUTSTANDING                       EXERCISABLE
               ---------------------------------------  -----------------------
                            WEIGHTED
                            AVERAGE        WEIGHTED                   WEIGHTED
RANGE OF                    REMAINING      AVERAGE                    AVERAGE
EXERCISE                    CONTRACTUAL    EXERCISE                   EXERCISE
PRICE            SHARES     LIFE (YEARS)   PRICE        SHARES        PRICE
0.00-0.19. .      762,881           8.83  $      0.10       421,000  $    0.04
0.20 - $0.49   16,201,723           7.91  $      0.28    13,662,798  $    0.28
0.50-1.50. .   12,000,000           8.99  $      1.29    12,000,000  $    1.29
              -----------                                ----------
               28,964,604           8.38  $      0.69    26,083,798  $    0.74
              ===========                                ==========






                                      CLASS B
-------------------------------------------------------------------------------
             OPTIONS                                          OPTIONS
           OUTSTANDING       -            -                   EXERCISABLE
               ---------------------------------------  -----------------------
                             WEIGHTED
                             AVERAGE      WEIGHTED                   WEIGHTED
RANGE OF                    REMAINING     AVERAGE                     AVERAGE
EXERCISE                    CONTRACTUAL   EXERCISE                   EXERCISE
PRICE          SHARES       LIFE (YEARS)  PRICE          SHARES         PRICE
..20. . .       5,700,000          8.69    $    0.20      5,700,000    $    0.20
              -----------                                ----------
               5,700,000          8.69    $    0.20      5,700,000    $    0.20
               =========                                 =========


17.     DEFINED  CONTRIBUTION  RETIREMENT  PLAN
     The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may make discretionary matching contributions up to 1% of employee contributions. Company contributions vest ratably over a six-year period. Company matching contributions amounted to $6,022 and $5,925 in 2004 and 2003, respectively.

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



                                          FOR THE YEAR ENDED
                                              DECEMBER  31,
                                          2004          2003
Information  sales:
    CD Rom                           $  550,923     $  478,278
    Online and Channel                5,136,364      2,807,415
                                      ---------      ---------
  Total information sales             5,687,287      3,285,693
                                      =========      =========
Costs  of  Information  sales:
    CD Rom                               96,683         91,775
    Online and Channel                3,466,738      2,606,875
                                      ----------     ---------
  Total costs of Information sales    3,563,421      2,698,650
                                      ==========     =========

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

19.     SUBSEQUENT  EVENTS

Subsequent to year-end, the Company received $90,000 of principal repayment on certain notes receivable


On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to covert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share.




































                         See Independent Auditors Report