Form 10QSB
period 2005-03-31
LOCATEPLUS HOLDINGS CORP
filed 2005-06-16
CIK 1160084

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

     For  the  quarterly  period  ended   March  31,  2005
                                         -----------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                                         Outstanding at March 31, 2005
Class A Voting Common, $0.01 par value per share                98,253,220
Class B Non-voting Common, $0.01 par value per share            73,169,178


Transitional  Small  Business  Disclosure  Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
     Consolidated condensed balance sheets as of
        March 31, 2005 (unaudited) and December 31, 2004.......................1
     Unaudited consolidated condensed statements
        of operations for the three months ended
        March 31, 2005 and 2004................................................2
     Unaudited consolidated condensed statements of
        cash flows for the three months ended
        March 31, 2005 and 2004................................................3
     Notes to unaudited consolidated condensed
        financial statements...................................................4

ITEM  2. Management's Discussion and Analysis of
           Financial Condition and Resultsof  Operations.......................9
ITEM  3.  Controls  and  Procedures...........................................15

PART  II  -  OTHER  INFORMATION
ITEM  1.  Legal  Proceedings..................................................16
ITEM  2.  Changes  in  Securities  and  Use  of  Proceeds.....................16
ITEM  3.  Defaults  Upon  Senior  Securities..................................16
ITEM  4.  Submission  of  Matters  to  Vote  of  Security  Holders............16
ITEM  5.  Other  Information..................................................16
ITEM  6.  Exhibits  and  Reports  on  Form  8-K...............................16
SIGNATURES  AND  CERTIFICATION................................................18

PART  I  .  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS



                        LOCATEPLUS HOLDINGS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     MARCH 31,
                                                       2005        DECEMBER 31,
                                                     (UNAUDITED)       2004
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $    100,453   $   1,186,939
  Accounts receivable, less allowance
    for doubtful accounts of 233,505 and
    180,031 at March 31, 2005 and
    December 31, 2004 respectively. . . . . . . .     1,986,302         956,711
  Prepaid expenses and other current assets . . .       290,854         308,065
  Notes receivable. . . . . . . . . . . . . . . .       464,891         455,458
                                                  --------------  --------------
      Total current assets. . . . . . . . . . . .     2,842,500       2,907,173
                                                  --------------  --------------
Property and equipment, net . . . . . . . . . . .     2,788,769       3,000,651
Other assets. . . . . . . . . . . . . . . . . . .       814,420       1,295,377
                                                  --------------  --------------
      Total assets. . . . . . . . . . . . . . . .  $  6,445,689   $   7,203,201
                                                  ==============  ==============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     1,644,108       2,032,557
  Accrued expenses. . . . . . . . . . . . . . . .       229,612         232,169
  Deferred revenue. . . . . . . . . . . . . . . .        76,200          58,244
  Current portion of capital lease obligation . .       458,688         597,933
  Notes Payable . . . . . . . . . . . . . . . . .     2,044,304       1,518,739
  Convertible notes payable . . . . . . . . . . .     1,911,006       1,383,440
                                                  --------------  --------------
      Total current liabilities . . . . . . . . .     6,363,918       5,823,082

Capital lease obligation, net of current portion.       174,017         231,358
Notes payable . . . . . . . . . . . . . . . . . .        19,756         206,576
Convertible notes payable . . . . . . . . . . . .     1,657,005       2,165,793
                                                  --------------  --------------
      Total liabilities . . . . . . . . . . . . .     8,214,696       8,426,809
                                                  --------------  --------------
Commitments and contingencies . . . . . . . . . .            --

  Class A common stock, $0.01 par value;
      150,000,000 shares authorized;
      98,253,220 and 96,890,978 shares
      issued and outstanding at March 31,
      2005 and December 31, 2004 respectively . .       982,532         968,909
  Class B common stock, $0.01 par value,
      250,000,000 shares authorized;
      73,169,178 shares issued and
      outstanding at March 31, 2005 and
      December 31, 2003 respectively. . . . . . .       731,692         731,692
  Additional paid-in capital. . . . . . . . . . .    25,661,224      25,391,509
  Warrants. . . . . . . . . . . . . . . . . . . .     2,410,787       2,410,787
  Common stock subscription receivable. . . . . .      (433,558)       (488,558)
  Impaired value of securities. . . . . . . . . .      (444,000)
  Accumulated deficit . . . . . . . . . . . . . .   (30,677,684)    (30,237,947)
                                                  --------------  --------------
      Total stockholders' equity. . . . . . . . .    (1,769,007)    ( 1,223,608)
                                                  --------------  --------------
      Total liabilities and stockholders' equity.  $  6,445,689   $   7,203,201
                                                  ==============  ==============


The accompanying notes are an integral part of these unaudited consolidated financial statements.




                            LOCATEPLUS HOLDINGS COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2005            2004

Revenues
   Information Sales - CD Rom . . . . . . . . .  $      126,008   $     186,495
   Information Sales - Online . . . . . . . . .       1,573,361         962,534
   Information Sales - Channel. . . . . . . . .         695,790         127,381
   Information Sales - Wireless . . . . . . . .           3,518           1,366
   Engineering Services . . . . . . . . . . . .         500,000           7,200
                                                 ---------------  --------------
   Total revenues . . . . . . . . . . . . . . .       2,898,677       1,284,976
                                                 ---------------  --------------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . . . . . . .          17,872          24,667
      Online and Channel. . . . . . . . . . . .         832,693         899,247
      Wireless. . . . . . . . . . . . . . . . .               -             550
      Engineering . . . . . . . . . . . . . . .         123,750               -
   Selling and marketing. . . . . . . . . . . .         669,707         280,094
   General and administrative . . . . . . . . .       1,498,988       1,613,247
   Research and development . . . . . . . . . .          52,951               -
                                                 ---------------  --------------
      Total operating expenses. . . . . . . . .       3,195,961       2,817,805
                                                 ---------------  --------------
Operating loss. . . . . . . . . . . . . . . . .        (297,284)     (1,532,829)
                                                 ---------------  --------------
Other income (expense):
   Interest income. . . . . . . . . . . . . . .           4,237          22,899
   Interest expense . . . . . . . . . . . . . .        (147,242)       (216,393)
   Other income . . . . . . . . . . . . . . . .             552           8,853
                                                 ---------------  --------------
Net loss. . . . . . . . . . . . . . . . . . . .  $     (439,737)  $  (1,717,470)
                                                 ===============  ==============
Basic and diluted net loss per share. . . . . .  $        (0.00)  $       (0.01)

Shares used in computing basic
and diluted net loss per share. . . . . . . . .     170,023,265     155,314,615



The accompanying notes are an integral part of these unaudited consolidated financial statements.




                                  LOCATEPLUS HOLDINGS CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH, 31
                                                                  2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . .      ($439,737)   ($1,717,470)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
              Depreciation and amortization
                 of property and equipment. . . . . . .        264,775        206,869
              Provision for doubtful accounts . . . . .         13,835         61,197
              Interest expense related to warrants
                 issued with debt . . . . . . . . . . .         28,159         36,729
              Services performed in exchange for stock.         55,000              -
              Amortization of intangible assets . . . .         39,354         39,354
              Changes in assets and liabilities:
                    Accounts receivable . . . . . . . .     (1,043,426)      (188,076)
                    Prepaid expenses and other assets .         17,211       (106,637)
                    Accounts payable. . . . . . . . . .       (388,449)      (301,549)
                    Accrued expenses. . . . . . . . . .         (2,557)       (76,239)
                    Deferred revenue. . . . . . . . . .         17,956        (10,690)
                    Security deposits . . . . . . . . .         (2,397)       121,255
                                                         --------------  -------------
                    Net cash used in operating
                      activities. . . . . . . . . . . .     (1,440,276)    (1,935,257)
                                                         --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal repayment on note receivable . . . .         40,000        235,000
         Advance on note receivable . . . . . . . . . .        (49,433)        (5,635)
         Purchases of property and equipment. . . . . .        (52,893)      (495,902)
                                                         --------------  -------------
                  Net cash provided by (used in)
                    investing activities. . . . . . . .        (62,326)      (266,537)
                                                         --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt. . . . . . . . . . . . . . .        (82,901)      (418,994)
         Proceeds from issuance of debt . . . . . . . .        412,265              -
         Payments of obligations under capital lease. .       (196,586)      (399,259)
         Proceeds from issuance of common stock
           and collection of stock
                  subscriptions receivable, net of
                  issuance costs. . . . . . . . . . . .        283,338      3,030,776
                                                         --------------  -------------
                  Net cash provided by financing
                    activities. . . . . . . . . . . . .        416,116      2,212,523
                                                         --------------  -------------
Net (decrease) increase in cash and
     cash equivalents . . . . . . . . . . . . . . . . .     (1,086,486)        10,729

Cash and cash equivalents, beginning of period. . . . .      1,186,939      1,522,922
                                                         --------------  -------------
Cash and cash equivalents, end of period. . . . . . . .        100,453      1,533,651
                                                         ==============  =============



                                        5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.     NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also, as part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. In September 2003, the Company, through its newly formed wholly owned subsidiary Certifion Corporation, acquired all of the assets of Project Entersect Corporation. The acquisition was accounted for as a purchase and is recorded with the Company's operations from the date of purchase through December 31, 2003. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stockholders of Voice Power Technology in consideration for a two year non-competition agreement with these stockholders. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company provides access to public information such as bankruptcy filings, real estate transactions, motor vehicle records, and drivers' licenses to commercial, private sector and law enforcement entities in the United States. In 1999 and prior periods, this information was delivered to customers on compact disks. In March 2000, the Company began providing information through the Internet and in 2002 began providing information through the use of handheld wireless devices.

     UNAUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2005 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, which are contained in LocatePlus Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on May 17, 2005.

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the three months ended March 31, 2005. In addition, the Company has incurred an accumulated deficit of approximately $30.6 million through March 31, 2005. The Company raised approximately $4 million of equity during 2004 through the sale of its equity securities and $.4 million in the three months ended March 31, 2005 through the sale of equity. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff that will require the Company to obtain additional financing (through sales of equity securities or debt instruments). There can be no assurance, however that the Company's operations will be profitable or will generate sufficient cash to fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions. The Company sold 12,673,020 shares for a total $4,249,489 in net proceeds from the investor through March 31, 2005. The remaining amount available under the put at March 31, 2005 was $750,511.

On June 17, 2004 the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share.

2.     NOTES  RECEIVABLE

     The Company holds a demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company The remaining principal balance at March 31, 2005 was $413,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest. Subsequent to March 31, 2005, the Company received $55,000 of repayment.

     The Company holds an unsecured note receivable with an unrelated entity. There is an agreement to advance up to $250,000 on this note. There is no business relationship between the Company and this entity or any officers or directors of either company. The Company has advanced as much as $250,000 to this unrelated entity in the form of cash and services. The balance at March 31, 2005 was $232,291.

3.

OTHER  ASSETS

     Other  assets  consist  of  the  following  at  March  31,  2005:

Restricted trading securities                                         $  431,000
Customer lists and non-compete agreement net of amortization             138,282
Deferred financing costs                                                 152,150
Security deposits                                                         92,988
                                                                      ----------
       Total                                                          $  814,420
                                                                      ==========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At March 31, 2005, the 10-day trailing average closing price was $2.86 per share, or the value of the shares was $572,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $444,000 and the adjusted carrying value is now $431,000.


4.     STOCK  OPTIONS

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 145") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the three months ended March 31, 2005:


     Net loss as reported                                           $  (439,737)
     Add:  Total  stock-based
       employee  compensation  expense
       determined  under  fair  value  based
       method  for  all  awards,  net  of  related
       tax  effects                                                    (430,241)
                                                                    ------------
                                             Pro forma net loss     $  (869,978)
                                                                    ============
                    Pro forma net loss per share: Basic and Diluted     $ (0.00)


The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of ranging from 25% to 34%; average risk-free interest rate of 3.8%; and an expected option holding period of 6 years.

1.     NOTES  PAYABLE

     Convertible promissory note, due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% to 12% per annum. The balance of this debt at March 31, 2005, is $1,705,000.

In conjunction with the issuance of these notes, the Company issued warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14.

On June 17, 2004 the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share.

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


                                    FOR THE THREE MONTHS ENDED
                                           MARCH 31,
                                              2005             2004
                                         (UNAUDITED)        (UNAUDITED)
    Information  sales:
        CD Rom                           $   126,008        $   186,495
        Online and Channel                 2,269,150          1,089,915
                                         -----------        -----------
    Total information sales              $ 2,395,158        $ 1,276,410
                                         ===========        ===========
    Costs of revenues:
        CD Rom                                17,872             24,667
        Online and Channel                   885,664            899,247
                                         -----------        -----------
    Total costs of information sales     $   903,536        $   923,914
                                         ===========        ===========

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)

LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  UNAUDITED  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

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

     During the quarter ended June 30, 2003 we launched our new patent-pending Bull's-Eye technology, which is currently integrated into a LocatePLUS product. Bull's-Eye is the first search tool in our industry that allows users to correctly identify a person's current address based upon certain currently available information. Typically, when a search is performed on an individual using competing technologies, a number of addresses are pulled from a database of public records. Bull's-Eye enhances or improves the search process by cross-referencing current public utility and telephone records with historical data to more accurately identify a person's current address. We have also sought patent protection with respect to aspects of our CareerScan and TrustmeID products.

     Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Capitalizing on the synergies gained through the Companies acquisitions, in 2004, Worldwide was able to utilize the technology acquired through Voicepower Technologies, when it merged into Dataphant, to develop the industry's first ever searchable non-published and cell phone CD-ROM. This product became Worldwide's fastest growing CD-ROM product to date. In addition, Worldwide, using the search capabilities built into the CD-ROM search engine, has expanded beyond CD-ROMs. Worldwide recently entered into an exclusive partnership with the State of New Hampshire's Department of Safety to implement its technology on the state's Intranet. Sonia Bejjani, Company co-founder and President of Worldwide, was profiled in "Women to Watch in 2005" by Women's Business Boston, January 2005 issue.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the three months ended March 31, 2005 and 2004, we recorded $718,013 and $778,923 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through March 31, 3005. As of March 31, 2005, we had notes payable (current and long-term) totaling $5,632,071.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $.4 million during the three months ended March 31, 2005 and $1.7 million during the three months ended March 31, 2004. Our accumulated deficit as of March 31, 2005 was approximately $30.7 million. We raised approximately $3.8 million from sales of our equity during 2004 and approximately $4.0 million from the issuance of notes payable.and $.3 million from the sale of equity during the three months ended March 31, 2005. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Under this put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. The remaining available under the put at December 31, 2003 was $4,348,932. Through March 31, 2005, we have issued 12,673,020 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,249,489 to us.

On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting

Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share.

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $126,008 for the three months ended March 31, 2005 from $186,495 for the three months ended March 31, 2004, a decrease of 32%. This decrease was the result of timing differences in shipment in 2004 vs 2005. Revenues from our Internet-based product, LocatePLUS, increased to $1,573,361 for the three months ended March 31, 2005, as compared to $962,534 for the three months ended March 31, 2004, an increase of 63.5%. This increase is attributable to an increase in customer usage, change in pricing, and adding additional searches. Revenue from channel partners increased to $695,790 from $127,381, an increase of 446%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $3,518 during the three months ended March 31, 2005 as compared to $1,366 during the three months ended March 31, 2004. We also realized $500,000 of engineering services revenue during the three months ended March 31, 2005 as compared to $7,200 during the three months ended March 31, 2004.

     Costs of revenues. For the three months ended March 31, 2005, costs of revenues for Worldwide InformationTM were $17,872 as compared to $24,667 for the three months ended March 31, 2004, a decrease of 28%. The decrease is attributable to timing differences in shipment from 2004. For the three months ended March 31, 2005, our costs of revenues associated with LocatePLUS online and channel were $832,693 as compared to $899,247 for the three months ended March 31, 2004, a decrease of 7%. The decrease in cost is attributable to the allocation of some costs to engineering services. Had the costs each year not been allocated, our costs of revenues associated with LocatePLUS online and channel would have been $956,443 for the three months ended March 31, 2005, as compared to $899,247 for the three months ended March 31, 2004, an increase of 6% primarily due to increased staff. Costs of revenue associated with LocatePLUS are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product.

Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2005 were $669,707 as compared to $280,094 for the three months ended March 31, 2004, an increase of 139%. This increase is attributable to an increase in the headcount of our sales staff and additional costs associated with advertising.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 were $1,498,988 as compared to $1,613,247 for the three months ended March 31, 2004, a decrease of 7%.

Interest income. Interest income decreased to $4,237 for the three months ended March 31, 2005, from $22,899 for the three months ended March 31, 2004. This decrease is attributable to a decrease on the balance of notes receivable from 2004.

     Interest expense. Interest expense decreased to $147,242 for the three months ended March 31, 2005, from $216,394 for the three months ended March 31, 2004. This decrease is primarily attributable to the expiration of discount amortization.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through March 31, 2005, we raised approximately $29 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. As of March 31, 2005, our cash and investments totaled $100,453.

     During the three months ended March 31, 2005 and 2004, we used approximately 1.4 million and $1.9 million, respectively, in operating activities principally to fund our net losses.

     During 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company. This loan is payable upon our demand and bears interest at 11% per annum. The remaining principal balance at March 31, 2005 was $413,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest. Subsequent to March 31, 2005, the Company received $55,000 of repayment.


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

     During 2003, we received $1.6 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% to 12% per annum. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

  In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Under this put, through March 31, 2005, we have issued 12,671,720 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,249,489 to the Company.

On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2007. Future minimum payments under our non-cancelable operating leases total $869,995.14.

CAPITAL  LEASES

     Through March 31, 2005, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $690,628.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $478,316 through 2005.

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

USE  OF  OUR  ASSETS

     Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes. The owned vehicles have been capitalized as assets of the Company, totaling $ 102,954 as of March 31, 2005.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     During August 2003, we entered a put with an investor that provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. Through March 31, 2005, we have issued 12,671,720 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,249,489 to the Company.

On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended March 31, 2005.

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


     LOCATEPLUS  HOLDINGS  CORPORATION
     (Registrant)

 SIGNATURE                     TITLE                             DATE
--------------------------     ----------------------------    -------------
 /s/  Jon  R.  Latorella       Chairman  of  the  Board,
--------------------------     President  and                  June 16, 2005
Jon R. Latorella               Chief  Executive  Officer

 /s/  James  C.  Fields        Acting Chief Financial Officer,
--------------------------     Treasurer  and  Secretary       June  16,  2005
James C. Fields                (Chief Accounting  Officer)