Form 10QSB
period 2005-06-30
LOCATEPLUS HOLDINGS CORP
filed 2005-08-15
CIK 1160084

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

     For  the  quarterly  period  ended   June  30,  2005
                                         ----------------


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

              100  Cummings  Center,                        01915
       Suite  235 M, Beverly, Massachusetts
    (Address  of  principal  executive  offices)          (Zip  Code)

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

     Class                                      Outstanding  at  June  30,  2005
Class  A  Voting  Common,  $0.01  par  value  per  share             104,884,448
Class  B  Non-voting  Common,  $0.01  par  value  per  share          73,169,178


Transitional  Small  Business  Disclosure  Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
     Consolidated  condensed  balance sheets
        as of June 30, 2005 (unaudited) and
        December  31,  2004 . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Unaudited consolidated condensed statements
          of operations for the three months  and
          six months ended June 30, 2005 and 2004 . . . . . . . . . . . . . . .2
     Unaudited consolidated condensed statements
           of cash flows for the three months
           ended  June  30,  2005  and  2004  . . . . . . . . . . . . . . . . .3
     Notes to unaudited consolidated condensed
           financial statements . . . . . . . . . . . . . . . . . . . . . . . .4
ITEM  2. Management's Discussion and Analysis of Financial Condition and Results
           of  Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .9
ITEM  3.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . . 18
PART  II  -  OTHER  INFORMATION
ITEM  1.  Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 19
ITEM  2.  Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . . . 19
ITEM  3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . . . 19
ITEM  4.  Submission  of  Matters  to  Vote  of  Security  Holders. . . . . . 19
ITEM  5.  Other  Information  . . . . . . . . . . . . . . . . . . . . . . . . 20
ITEM  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . 20
SIGNATURES  AND  CERTIFICATION. . . . . . . . . . . . . . . . . . . . . . . . 21

PART  I  .  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS



                          LOCATEPLUS HOLDINGS CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     JUNE 30,
                                                       2005         DECEMBER 31,
                                                     (UNAUDITED)         2004
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $     59,867   $   1,186,939
  Accounts receivable, less allowance
     for doubtful accounts of 315,757 and
    180,031 at June 30, 2005 and
    December 31, 2004 respectively. . . . . . . .     2,842,854         956,711
  Prepaid expenses and other current assets . . .       272,574         308,065
  Notes receivable. . . . . . . . . . . . . . . .       435,669         455,458
                                                   -------------  --------------
      Total current assets. . . . . . . . . . . .     3,610,964       2,907,173
                                                   -------------  --------------
Property and equipment, net . . . . . . . . . . .     2,640,407       3,000,651
Other assets. . . . . . . . . . . . . . . . . . .       496,093       1,295,377
                                                   -------------  --------------
      Total assets. . . . . . . . . . . . . . . .  $  6,747,464   $   7,203,201
                                                   =============  ==============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     2,038,560       2,032,557
  Accrued expenses. . . . . . . . . . . . . . . .       223,631         232,169
  Deferred revenue. . . . . . . . . . . . . . . .        72,785          58,244
  Current portion of capital lease obligation . .       317,956         597,933
  Current Notes Payable . . . . . . . . . . . . .     2,236,350       1,518,739
  Current Convertible notes payable . . . . . . .     2,183,733       1,383,440
                                                   -------------  --------------
      Total current liabilities . . . . . . . . .     7,073,015       5,823,082

Capital lease obligation, net of current portion.       114,789         231,358
Notes payable . . . . . . . . . . . . . . . . . .        18,430         206,576
Convertible notes payable . . . . . . . . . . . .     1,151,188       2,165,793
                                                   -------------  --------------
      Total liabilities . . . . . . . . . . . . .     8,357,422       8,426,809
                                                   -------------  --------------
Commitments and contingencies . . . . . . . . . .            --

  Class A common stock, $0.01 par value;
    150,000,000 shares authorized;
      104,884,448 and 96,890,978 shares
        issued and outstanding at June 30,
      2005 and December 31, 2004 respectively . .     1,048,844         968,909
  Class B common stock, $0.01 par value,
      250,000,000 shares authorized;
      73,169,178 shares issued and
      outstanding at June 30, 2005 and
      December 31, 2004 respectively. . . . . . .       731,692         731,692
  Additional paid-in capital. . . . . . . . . . .    26,553,407      25,391,509
  Warrants. . . . . . . . . . . . . . . . . . . .     2,410,787       2,410,787
  Common stock subscription receivable. . . . . .      (433,558)       (488,558)
  Impaired value of securities. . . . . . . . . .      (725,000)
  Accumulated deficit . . . . . . . . . . . . . .   (31,196,130)    (30,237,947)
                                                   -------------  --------------
      Total stockholders' equity. . . . . . . . .    (1,609,958)    ( 1,223,608)
                                                   -------------  --------------
      Total liabilities and stockholders' equity.  $  6,747,464   $   7,203,201
                                                   =============  ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.




                                          LOCATEPLUS HOLDINGS COMPANY
                             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                   FOR THE THREE                   FOR THE SIX
                                                                    MONTHS ENDED                   MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                                2005             2004           2005           2004

Revenues
   Information Sales - CD Rom . . . . . . . . . . . . . .  $      112,297   $     112,399   $    238,305   $    298,894
   Information Sales - Online . . . . . . . . . . . . . .       1,483,279         898,243      3,056,640      1,860,777
   Information Sales - Channel. . . . . . . . . . . . . .       1,162,813         248,817      1,858,602        376,198
   Information Sales - Wireless . . . . . . . . . . . . .           2,714           1,762          6,232          3,128
   Engineering Services . . . . . . . . . . . . . . . . .                          40,000        500,000         47,200
                                                           ---------------  --------------  -------------  -------------
   Total revenues . . . . . . . . . . . . . . . . . . . .       2,761,103       1,301,221      5,659,779      2,586,197
                                                           ---------------  --------------  -------------  -------------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . . . . . . . . . . . .          47,028          20,976         64,900         45,643
      Online and Channel. . . . . . . . . . . . . . . . .         841,668       1,003,456      1,674,360      1,902,703
      Wireless. . . . . . . . . . . . . . . . . . . . . .               -             321              -            871
      Engineering . . . . . . . . . . . . . . . . . . . .               -               -        123,750              -
   Selling and marketing. . . . . . . . . . . . . . . . .         627,962         314,905      1,297,669        594,999
   General and administrative . . . . . . . . . . . . . .       1,435,698       1,819,259      2,934,686      3,432,506
   Research and development . . . . . . . . . . . . . . .          54,947         164,074        107,898        164,074
                                                           ---------------  --------------  -------------  -------------
      Total operating expenses. . . . . . . . . . . . . .       3,007,303       3,322,991      6,203,263      6,140,796
                                                           ---------------  --------------  -------------  -------------
Operating loss. . . . . . . . . . . . . . . . . . . . . .        (246,200)     (2,021,770)      (543,484)    (3,554,599)

Other income (expense):
   Interest income. . . . . . . . . . . . . . . . . . . .          11,769          22,696         16,006         45,595
   Interest expense . . . . . . . . . . . . . . . . . . .        (284,880)       (211,937)      (432,122)      (428,330)
   Other income . . . . . . . . . . . . . . . . . . . . .             930           6,891          1,483         15,744
                                                           ---------------  --------------  -------------  -------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $     (518,381)  $  (2,204,120)  $   (958,117)  $ (3,921,590)
                                                           ===============  ==============  =============  =============
Basic and diluted net loss per share. . . . . . . . . . .  $        (0.00)  $       (0.01)  $      (0.01)  $      (0.02)

Shares used in computing basic
and diluted net loss per share. . . . . . . . . . . . . .     175,279,365     159,762,368    172,951,989    157,150,404


The accompanying notes are an integral part of these unaudited consolidated financial statements.




                                     LOCATEPLUS HOLDINGS CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE SIX
                                                                 MONTHS ENDED
                                                                  JUNE 30,
                                                              2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . .   $  (958,117)   $ (3,921,590)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
              Depreciation and amortization
                 of property and equipment. . . . . . .        504,018        443,393
              Provision for doubtful accounts . . . . .        135,726         87,182
              Interest expense related to warrants
                 issued with debt . . . . . . . . . . .         49,604         69,224
              Services performed in exchange for stock.        165,910
              Amortization of intangible assets . . . .         78,706         95,790
              Changes in assets and liabilities:
                    Accounts receivable . . . . . . . .     (2,021,935)      (297,968)
                    Prepaid expenses and other assets .         35,490        474,796
                    Accounts payable. . . . . . . . . .          6,003        (38,819)
                    Accrued expenses. . . . . . . . . .         (8,538)       (84,910)
                    Deferred revenue. . . . . . . . . .         14,541        (21,018)
                    Security deposits . . . . . . . . .         (4,424)       142,550
                                                         --------------  -------------
                    Net cash used in operating
                      activities. . . . . . . . . . . .     (2,003,016)    (3,051,370)
                                                         --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal repayment on note receivable . . . .         95,000        255,000
         Advance on note receivable . . . . . . . . . .        (75,211)       (22,812)
         Purchases of property and equipment. . . . . .       (143,774)      (519,024)
                                                         --------------  -------------
                  Net cash provided by (used in)
                    investing activities. . . . . . . .       (123,985)      (286,836)
                                                         --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt. . . . . . . . . . . . . . .       (259,320)      (494,564)

         Proceeds from issuance of debt . . . . . . . .        775,653      3,250,000
         Financing fees on issuance of debt . . . . . .                      (297,000)
        Payments of obligations under capital lease . .       (396,546)      (643,353)
         Proceeds from issuance of common stock
           and collection of stock
                  subscriptions receivable, net of
                  issuance costs. . . . . . . . . . . .        880,142      3,268,408
                                                         --------------  -------------
                  Net cash provided by financing
                    activities. . . . . . . . . . . . .        999,929      5,083,491
                                                         --------------  -------------
Net (decrease) increase in cash and
     cash equivalents . . . . . . . . . . . . . . . . .     (1,127,072)     1,745,285

Cash and cash equivalents, beginning of period. . . . .      1,186,939      1,522,922
                                                         --------------  -------------
Cash and cash equivalents, end of period. . . . . . . .  $      59,867   $  3,268,207
                                                         ==============  =============


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

     UNAUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2005 and the results of operations and cash flows for the three months and six months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the six months ended June 30, 2005. In addition, the Company has incurred an accumulated deficit of approximately $31.2 million through June 30, 2005. The Company raised approximately $4 million of equity during 2004 through the sale of its equity securities and $.5 million in the six months ended June
30, 2005 through the sale of equity. Subsequent to June 30, 2005, the company raised $8 million through the issuance of convertible debt. The net proceeds were used to pay down existing debt of $4 million and the balance will be used to fund operations. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff that may require the Company to obtain additional financing (through sales of equity securities or debt instruments). There can be no assurance, however that the Company's operations will be profitable or will generate sufficient cash to fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions. The Company sold 17,042,761 shares for a total $4,846,291 in net proceeds from the investor through June 30, 2005. The remaining amount available under the put at June 30, 2005 was $750,511.

On June 17, 2004 the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. Subsequent to June 30, 2005, the company raised $8 million through the issuance of convertible debt. The net proceeds were used to pay down existing debt of $4 million and the remaining balance will be used to fund operations. As of July 8, 2005, the balance on this note was paid in full.

2.     NOTES  RECEIVABLE

     The Company holds a demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company The remaining principal balance at June 30, 2005 was $358,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest.

     The Company holds an unsecured note receivable with an unrelated entity. There is an agreement to advance up to $250,000 on this note. There is no business relationship between the Company and this entity or any officers or directors of either company. The Company has advanced as much as $250,000 to this unrelated entity in the form of cash and services. The balance including accrued interest at June 30, 2005 was $258,068.

3.
OTHER  ASSETS

     Other  assets  consist  of  the  following  at  June  30,  2005:

Restricted trading securities                                         $  150,000
Customer lists and non-compete agreement net of amortization              98,929
Deferred financing costs                                                 152,150
Security deposits                                                         95,014

                                                             Total     $ 496,093

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At June 30, 2005, the 10-day trailing average closing price was $0.99 per share, or the value of the shares was $198,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $725,000 and the adjusted carrying value is now $150,000.

4.     STOCK  OPTIONS

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 145") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the six months ended June 30, 2005:

                                           Net loss as reported     $  (958,118)
Add:  Total  stock-based
employee  compensation  expense
determined  under  fair  value  based
method  for  all  awards,  net  of  related
tax  effects                                                       (  757,447  )
                                                                  --------------
                                           Pro forma net loss     $  (1,715,565)
                                                                    ============
Pro forma net loss per share: Basic and Diluted                         $ (0.01)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of ranging from 25% to 34%; average risk-free interest rate of 3.8%; and an expected option holding period of 6 years.

5.     NOTES  PAYABLE

     Convertible promissory note, due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% to 12% per annum. The balance of this debt at June 30, 2005, is $1,705,000.

In conjunction with the issuance of these notes, the Company issued warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14.

On June 17, 2004 the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. Subsequent to June 30, 2005, the company raised $8 million through the issuance of convertible debt. The net proceeds were used to pay down existing debt of $4 million and the remaining balance will be used to fund operations. As of July 8, 2005, the balance on this note was paid in full.

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



                                       FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                        2005             2004           2005           2004
                                      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)   (UNAUDITED)
Information sales:
   CD Rom . . . . . . . . . . . .  $       112,297  $      112,399  $     238,305  $     298,894
   Online and Channel . . . . . .        2,648,806       1,147,060      4,915,242      2,236,975
                                   ---------------  --------------  -------------  -------------
Total information sales . . . . .  $     2,761,103  $    1,259,459  $   5,153,547  $   2,535,869
                                   ===============  ==============  =============  =============
Costs of revenues:
   CD Rom . . . . . . . . . . . .           47,028          20,976         64,900         45,643
   Online and Channel . . . . . .          841,668       1,003,777      1,674,360      1,902,703
                                   ---------------  --------------  -------------  -------------
Total costs of information sales.  $       888,696  $    1,024,753  $   1,739,260  $   1,948,346
                                   ===============  ==============  =============  =============

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

2.     SUBSEQUENT  EVENTS

On July 8, 2005 the Company entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,000,000, and a common stock purchase warrant. Of the proceeds, approximately $4.1 million was used to retire current secured convertible notes, and the remaining will be used for general working capital.

In conjunction, the Company also entered into related Registration Rights Agreement and a Voting Agreement. The Note is convertible into shares of our common stock, $0.01 par value per share upon an affirmative vote by shareholders to combine our existing Class A Voting Common and Class B Non-Voting Common into a single class of Common stock and execute a 1 for 50 reverse at a vote to be held prior to November 5, 2005. At that time, the fixed conversion rate will be $0.10 per share, or 80,000,000 million shares. The Warrant provides for the purchase of up to 32,000,000 shares of Common Stock at a price of $0.15 each, subject to customary adjustments, until July 8, 2010.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the three months ended June 30, 2005 and 2004, we recorded $841,668 and $1,003,456 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through June 30, 3005. As of June 30, 2005, we had notes payable (current and long-term) totaling $5,589,701.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $1 million during the six months ended June 30, 2005 and $3.9 million during the three months ended June 30, 2004. Our accumulated deficit as of June 30, 2005 was approximately $31.2 million. We raised approximately $3.8 million from sales of our equity during 2004 and approximately $4.0 million from the issuance of notes payable and $.4 million from the sale of equity during the three months ended June 30, 2005. In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Under this put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. The remaining available under the put at December 31, 2003 was $4,348,932. Through June 30, 2005, we have issued 17,042,761 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,846,291 to us.

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

On July 8, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,000,000, and a common stock purchase warrant. Of the proceeds, approximately $4.1 million will be used to retire current secured convertible notes, and the remaining will be used for general working capital.

In conjunction, we also entered into related Registration Rights Agreement and a Voting Agreement. The Note is convertible into shares of our common stock, $0.01 par value per share upon an affirmative vote by shareholders to combine our existing Class A Voting Common and Class B Non-Voting Common into a single class of Common stock and execute a 1 for 50 reverse at a vote to be held prior to November 5, 2005. At that time, the fixed conversion rate will be $0.10 per share, or 80,000,000 million shares. The Warrant provides for the purchase of up to 32,000,000 shares of Common Stock at a price of $0.15 each, subject to customary adjustments, until July 8, 2010.

     THREE  MONTHS  ENDED  JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30,
2004

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $112,297 for the three months ended June 30, 2005 from $112,399 for the three months ended June 30, 2004. Revenues from our Internet-based product, LocatePLUS, increased to $1,483,279 for the three months ended June 30, 2005, as compared to $898,243 for the three months ended June 30, 2004, an increase of 65%. This increase is attributable to an increase in customer usage, change in pricing, and adding additional searches. Revenue from channel partners increased to $1,162,813 from $248,817, an increase of 367%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $2,714 during the three months ended June 30, 2005 as compared to $1,762 during the three months ended June 30, 2004, an increase of 54%.

     Costs of revenues. For the three months ended June 30, 2005, costs of revenues for Worldwide InformationTM were $47,028 as compared to $20,976 for the three months ended June 30, 2004, an increase of 124%. The increase is attributable to increased data costs for certain states. For the three months ended June 30, 2005, our costs of revenues associated with LocatePLUS online and channel were $841,668 as compared to $1,003,456 for the three months ended June 30, 2004, a decrease of 16% is due to the reduction of certain data in the three months ended June 30, 2005. We anticipate these costs to increase in Q3 but stabilize at the previous levels.

Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2005 were $627,962 as compared to $314,905 for the three months ended June 30, 2004, an increase of 99%. This increase is attributable to an increase in the headcount of our sales staff and additional costs associated with advertising.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2005 were $1,435,698 as compared to $1,819,259 for the three months ended June 30, 2004, a decrease of 21%.

     Research and Development expenses. Research and development expenses for the three months ended June 30, 2005 were $54,956 as compared to $164,074 for the three months ended June 30, 2004.

Interest income. Interest income decreased to $11,769 for the three months ended June 30, 2005, from $22,696 for the three months ended June 30, 2004.

     Interest expense. Interest expense increased to $284,880 for the three months ended June 30, 2005, from $211,937 for the three months ended June 30, 2004. This increase is attributable to an increase in notes payable for 2005.



RESULTS  OF  OPERATIONS

     SIX  MONTHS  ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $238,305 for the six months ended June 30, 2005 from $298,894 for the six months ended June 30, 2004, a decrease of 20%. This decrease is attributable to reduced sales in certain states. Revenues from our Internet-based product, LocatePLUS, increased to $3,056,640 for the six months ended June 30, 2005, as compared to $1,860,777 for the six months ended June 30, 2004, an increase of 64%. This increase is attributable to an increase in customer usage, change in pricing, and adding additional searches. Revenue from channel partners increased to $1,858,602 from $376,198, an increase of 394%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $6,232 during the six months ended June 30, 2005 as compared to $3,128 during the six months ended June 30, 2004, an increase of 99%. Engineering services revenue increased to $500,000 for the six months ended June 30, 2005, as compared to $47,200 for the six months ended June 30, 2004, an increase of 959%. From time to time, we also provide engineering services in connection with the implementation and rollout of our channel partnership arrangements.


     Costs of revenues. For the six months ended June 30, 2005, costs of revenues for Worldwide InformationTM were $64,900 as compared to $45,643 for the six months ended June 30, 2004, an increase of 42%. For the six months ended June 30, 2005, our costs of revenues associated with LocatePLUS online and channel were $1,674,360 as compared to $1,902,703 for the six months ended June 30, 2004, a decrease of 12%. The decrease in cost is attributable to the allocation of some costs to engineering services. Had the costs each year not been allocated, our costs of revenues associated with LocatePLUS online and channel would have been $956,443 for the three months ended March 31, 2005, as compared to $899,247 for the three months ended March 31, 2004, an increase of 6% primarily due to increased staff. Costs of revenue associated with LocatePLUS are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2005 were $1,297,669 as compared to $594,999 for the six months ended June 30, 2004, an increase of 118%. This increase is attributable to an increase in the headcount of our sales staff and additional costs associated with advertising.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2005 were $2,934,686 as compared to $3,432,506 for the six months ended June 30, 2004, a decrease of 14.5%.

Research and Development expenses. Research and development expenses for the six months ended June 30, 2005 were $107,898 as compared to $164,074 for the six months ended June 30, 2004, a decrease of 34%.

Interest income. Interest income decreased to $16,006 for the six months ended June 30, 2005, from $45,595 for the six months ended June 30, 2004. This decrease is attributable to a decrease on the balance of notes receivable from 2004.

     Interest expense. Interest expense increased to $432,122 for the six months ended June 30, 2005, from $428,330 for the six months ended June 30, 2004. This increase is primarily attributable to the increase in notes payable offset by a decrease in discount amortization.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through June 30, 2005, we raised approximately $29 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. As of June 30, 2005, our cash and investments totaled $59,867.

     During the three months ended June 30, 2005 and 2004, we used approximately $2 million and $1.4 million, respectively, in operating activities principally to fund our net losses.

     During 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company. This loan is payable upon our demand and bears interest at 11% per annum. The remaining principal balance at June
30, 2005 was $358,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest.

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

  In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Through June 30, 2005, we have issued 17,042,761 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,846,291 to the company.

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

On July 8, 2005 we entered into a Purchase Agreement with a certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,000,000, and a common stock purchase warrant. Of the proceeds, approximately $4.1 million will be used to retire current secured convertible notes, and the remaining will be used for general working capital.

In conjunction, we also entered into related Registration Rights Agreement and a Voting Agreement. The Note is convertible into shares of our common stock, $0.01 par value per share upon an affirmative vote by shareholders to combine our existing Class A Voting Common and Class B Non-Voting Common into a single class of Common stock and execute a 1 for 50 reverse at a vote to be held prior to November 5, 2005. At that time, the fixed conversion rate will be $0.10 per share, or 80,000,000 million shares. The Warrant provides for the purchase of up to 32,000,000 shares of Common Stock at a price of $0.15 each, subject to customary adjustments, until July 8, 2010.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2007. Future minimum payments under our non-cancelable operating leases total $771,172.

CAPITAL  LEASES

     Through June 30, 2005, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $469,135.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $150,000 through 2005.

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

USE  OF  OUR  ASSETS

     Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes. The owned vehicles have been capitalized as assets of the Company, totaling $102,954 as of June 30, 2005.

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

On July 8, 2005 we entered into a Purchase Agreement with a certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,000,000, and a common stock purchase warrant. Of the proceeds, approximately $4.1 million will be used to retire current secured convertible notes, and the remaining will be used for general working capital.

In conjunction, we also entered into related Registration Rights Agreement and a Voting Agreement. The Note is convertible into shares of our common stock, $0.01 par value per share upon an affirmative vote by shareholders to combine our existing Class A Voting Common and Class B Non-Voting Common into a single class of Common stock and execute a 1 for 50 reverse at a vote to be held prior to November 5, 2005. At that time, the fixed conversion rate will be $0.10 per share, or 80,000,000 million shares. The Warrant provides for the purchase of up to 32,000,000 shares of Common Stock at a price of $0.15 each, subject to customary adjustments, until July 8, 2010.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the six months ended June 30, 2005.

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

     On July 13, 2005, we filed a Form 8-K and reported under Items 1.01, 4.01 and 9.01 that on July 8, 2005 the Company entered into a Purchase Agreement with a certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,000,000, and a common stock purchase warrant. Of the proceeds, approximately $4.1 million will be used to retire current secured convertible notes, and the remaining will be used for general working capital.

In conjunction, the Company also entered into related Registration Rights Agreement and a Voting Agreement. The Note is convertible into shares of our common stock, $0.01 par value per share upon an affirmative vote by shareholders to combine our existing Class A Voting Common and Class B Non-Voting Common into a single class of Common stock and execute a 1 for 50 reverse at a vote to be held prior to November 5, 2005. At that time, the fixed conversion rate will be $0.10 per share, or 80,000,000 million shares. The Warrant provides for the purchase of up to 32,000,000 shares of Common Stock at a price of $0.15 each, subject to customary adjustments, until July 8, 2010.

                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     LOCATEPLUS  HOLDINGS  CORPORATION
     (Registrant)

SIGNATURE                     TITLE                          DATE
-------------------------  --------------------------------  -----------
 /s/  Jon  R.  Latorella   Chairman of the Board,
Jon R. Latorella           President and                     August 15, 2005
                           Chief Executive Officer

-------------------------  --------------------------------  -----------
 /s/  James  C.  Fields    Acting Chief Financial Officer,
James C. Fields            Treasurer and Secretary (Chief    August  15,  2005
                           Accounting  Officer)