Form 10KSB/A
period 2004-12-31
LOCATEPLUS HOLDINGS CORP
filed 2005-10-17
CIK 1160084

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

RESULTS  OF  OPERATIONS

     YEAR  ENDED  DECEMBER  31,  2004  COMPARED  TO YEAR ENDED DECEMBER 31, 2003


     REVENUES. Revenue from our Worldwide InformationTM CD-ROM product increased to $550,923 for the year ended December 31, 2004 from $478,278 for the year ended December 31, 2003, an increase of 15.2%. The increase was due to an increase in customers in 2004 from 2003. Revenue from our LocatePLUS and Entersect products, increased to $4,107,714 for the year ended December 31, 2004 as compared to $2,543,581 for the year ended December 31, 2003, an increase of 61.5%. Approximately $270,000 of this increase, or 10.6%, was due to the implementation of a minimum usage fee charged to LocatePLUS' online customers effective November 2004, which had the effect of increasing usage. Management believes that the contribution of the minimum fee to overall revenue will decrease in the future as users increase usage in excess of the minimum. Additionally, approximately $473,000 of the increase, or 18.6% was due to a full year of revenue for Entersect versus three months in 2003. The remaining $821,000 increase, or 32.3% was due to the increase in LocatePLUS' customers from 14,184 at December 31, 2003 to 17,632 at December 31, 2004, a 24.3%
increase. Revenue from our channel partners increased to $1,028,650 for the year ended December 31, 2004 as compared to $263,834 for the year ended December 31, 2003 an increase of 289.9%. The increase is attributed to the addition of new channel partners and additional sales to existing channel partners. As part of deploying channel partner agreements, we occasionally provide engineering services. In 2004 we recognized $562,200 in engineering revenue as compared to $105,667 recognized in 2003 an increase of 432%. These services are not recurring and are dependent on customer needs. We recognized wireless revenue of $13,095 in 2004 as compared to $7,417 in 2003, an increase of 76%. We expect online, wireless, and channel revenue to increase and CD-ROM revenue to be stable during the next twelve months.


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

ITEM  8A  -  CONTROLS  AND  PROCEDURES


     In accordance with Securities Exchange Act of 1934 (the "Exchange Act"), Rules 13a - 15(e) and 15d - 15(e), we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) no change in internal control over financial reporting occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. However, subsequent to the initial filing of this report, information was brought to our attention that these disclosure controls and procedures may not have been effective. Our management has reevaluated these disclosure controls and procedures in light of this information and has made changes to these systems where necessary, including the establishment of a procedure whereby reports required by the Exchange Act will be reviewed by the Company's outside counsel prior to filing with the Securities and Exchange Commission.

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

               October 17, 2005

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