Form 10QSB/A
period 2005-03-31
LOCATEPLUS HOLDINGS CORP
filed 2005-10-17
CIK 1160084

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

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004


     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $126,008 for the three months ended March 31, 2005 from $186,495 for the three months ended March 31, 2004, a decrease of 32%. This decrease was the result of timing differences in shipment in 2004 vs 2005. Revenues from our Internet-based products, LocatePLUS and Entersect, increased to $1,573,361 for the three months ended March 31, 2005, as compared to $962,534 for the three months ended March 31, 2004, an increase of 63.5%. Approximately $290,000 of this increase, or 30.1%, was due to the implementation of a minimum usage fee charged to LocatePLUS' online customers effective November 2004, which had the effect of increasing usage. Management believes that the contribution of the minimum fee to overall revenue will decrease in the future as users increase usage in excess of the minimum. Additionally, approximately $239,000 of the increase, or 24.8% was due to an increase in customers using the Entersect product. The remaining $82,000 increase, or 8.5% was due to the increase in LocatePLUS' customers from 15,005 at March 31, 2004 to 18,269 at March 31, 2005, a 21.8% increase. Revenue from channel partners increased to $695,790 from $127,381, an increase of 446%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $3,518 during the three months ended March 31, 2005 as compared to $1,366 during the three months ended March 31, 2004. We also realized $500,000 of engineering services revenue during the three months ended March 31, 2005 as compared to $7,200 during the three months ended March 31, 2004.


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

ITEM  3.  CONTROLS  AND  PROCEDURES


     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this report on Form 10-QSB, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. However, subsequent to the initial filing of this report, information was brought to our attention that these disclosure controls and procedures may not have been effective. Our management has reevaluated these disclosure controls and procedures in light of this information and has made changes to these systems where necessary, including the establishment of a procedure whereby reports required by the Exchange Act will be reviewed by the Company's outside counsel prior to filing with the Securities and Exchange Commission.

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


     LOCATEPLUS  HOLDINGS  CORPORATION
     (Registrant)

 SIGNATURE                     TITLE                             DATE
--------------------------     ----------------------------    -------------
 /s/  Jon  R.  Latorella       Chairman  of  the  Board,
--------------------------     President  and                  October 17, 2005
Jon R. Latorella               Chief  Executive  Officer

 /s/  James  C.  Fields        Acting Chief Financial Officer,
--------------------------     Treasurer  and  Secretary       October 17, 2005
James C. Fields                (Chief Accounting  Officer)