Form 10QSB/A
period 2005-06-30
LOCATEPLUS HOLDINGS CORP
filed 2005-10-17
CIK 1160084

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

     THREE  MONTHS  ENDED  JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30,
2004


     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $112,297 for the three months ended June 30, 2005 from $112,399 for the three months ended June 30, 2004. Revenues from our Internet-based product, LocatePLUS, increased to $1,483,279 for the three months ended June 30, 2005, as compared to $898,243 for the three months ended June 30, 2004, an increase of 65%. Approximately $125,000 of this increase, or 13.9%, was due to the implementation of a minimum usage fee charged to LocatePLUS' online customers effective November 2004, which had the effect of increasing usage. Management believes that the contribution of the minimum fee to overall revenue will decrease in the future as users increase usage in excess of the minimum. Additionally, approximately $216,000 of the increase, or 24.0% was due to an increase in customers using the Entersect product. The remaining $244,000 increase, or 27.2% was due to the increase in LocatePLUS' customers from 15,854 at June 30, 2004 to 18,896 at June 30, 2005, a 19.2% increase. Revenue from channel partners increased to $1,162,813 from $248,817, an increase of 367%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $2,714 during the three months ended June 30, 2005 as compared to $1,762 during the three months ended June 30, 2004, an increase of 54%.


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

RESULTS  OF  OPERATIONS

     SIX  MONTHS  ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004


     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $238,305 for the six months ended June 30, 2005 from $298,894 for the six months ended June 30, 2004, a decrease of 20%. This decrease is attributable to reduced sales in certain states. Revenues from our Internet-based product, LocatePLUS, increased to $3,056,640 for the six months ended June 30, 2005, as compared to $1,860,777 for the six months ended June 30, 2004, an increase of 64%. Approximately $415,000 of this increase, or 22.3%, was due to the implementation of a minimum usage fee charged to LocatePLUS' online customers effective November 2004, which had the effect of increasing usage. Management believes that the contribution of the minimum fee to overall revenue will decrease in the future as users increase usage in excess of the minimum. Additionally, approximately $455,000 of the increase, or 24.4% was due to an increase in customers using the Entersect product. The remaining $326,000 increase, or 17.5% was due to the increase in LocatePLUS' customers from 15,854 at June 30, 2004 to 18,896 at June 30, 2005, a 19.2% increase. Revenue from channel partners increased to $1,858,602 from $376,198, an increase of 394%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $6,232 during the six months ended June 30, 2005 as compared to $3,128 during the six months ended June 30, 2004, an increase of 99%. Engineering services revenue increased to $500,000 for the six months ended June 30, 2005, as compared to $47,200 for the six months ended June 30, 2004, an increase of 959%. From time to time, we also provide engineering services in connection with the implementation and rollout of our channel partnership arrangements.


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
Jon R. Latorella           President and                     October 17, 2005
                           Chief Executive Officer

-------------------------  --------------------------------  -----------
 /s/  James  C.  Fields    Acting Chief Financial Officer,
James C. Fields            Treasurer and Secretary (Chief    October 17, 2005
                           Accounting  Officer)