Form 10QSB/A
period 2005-06-30
LOCATEPLUS HOLDINGS CORP
filed 2005-10-24
CIK 1160084

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

ITEM  3.  CONTROLS  AND  PROCEDURES


     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. In accordance with Securities Exchange Act of 1934 (the "Exchange Act"),Rules 13a - 15(e) and 15d - 15(e), we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of a date within 90days prior to the filing of this report. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and initially concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. However, subsequent to the initial filing of this report, information was brought to our attention that these disclosure controls and procedures were not effective. Specifically, we discovered that we failed to file Current Reports on Form 8-K required in connection with certain of our press releases. We have since filed the required Forms 8-K. Our management has reevaluated the Company's disclosure controls and procedures in light of this information and has made changes to these systems where necessary, including the establishment of a procedure whereby we will engage outside counsel to review any materials that may trigger an obligation to file reports required by the Exchange Act prior to the publication of those materials.

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
Jon R. Latorella           President and                     October 24, 2005
                           Chief Executive Officer

-------------------------  --------------------------------  -----------
 /s/  James  C.  Fields    Acting Chief Financial Officer,
James C. Fields            Treasurer and Secretary (Chief    October 24, 2005
                           Accounting  Officer)