Form 10QSB
period 2005-09-30
LOCATEPLUS HOLDINGS CORP
filed 2005-11-15
CIK 1160084

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

     For  the  quarterly  period  ended September  30,  2005
                                        --------------------


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

     Class           Outstanding  at  September  30,  2005
Class  A  Voting  Common,  $0.01  par  value  per  share             111,424,416
Class  B  Non-voting  Common,  $0.01  par  value  per  share          74,505,730


Transitional  Small  Business  Disclosure  Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
     Consolidated  condensed  balance
          sheets  as  of  September  30,  2005
          (un-audited)  and  December  31,  2004. . . . . . . . . . . . . .1
     Unaudited  consolidated  condensed
          statements  of  operations  for  the
          three  months  and  six  months  ended
          September  30,  2005  and  2004 . . . . . . . . . . . . . . . . .2
     Un-audited  consolidated  condensed
          statements  of  cash  flows  for  the
          three  months  ended  June  30,  2005  and  2004. . . . . . . . .3
     Notes  to  un-audited  consolidated
          condensed  financial  statements. . . . . . . . . . . . . . . . .4
ITEM  2.  Management's  Discussion  and
     Analysis  of  Financial  Condition
     and  Results  of  Operations . . . . . . . . . . . . . . . . . . . . .9
ITEM  3.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . 18
PART  II  -  OTHER  INFORMATION
ITEM  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . 19
ITEM  2.  Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . 19
ITEM  3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . 19
ITEM  4.  Submission  of  Matters  to  Vote  of  Security  Holders. . . . 19
ITEM  5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . 20
ITEM  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . 20
SIGNATURES  AND  CERTIFICATION. . . . . . . . . . . . . . . . . . . . . . 21

PART  I  .  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS



LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    SEPTEMBER 30,
                                                        2005         DECEMBER 31,
                                                     (UNAUDITED)       2004
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $      240,571   $   1,186,939
  Accounts receivable, less allowance
    for doubtful accounts of 275,926 and
    180,031 at September 30, 2005 and
    December 31, 2004 respectively. . . . . . . .       3,689,640         956,711
  Prepaid expenses and other current assets . . .         951,118         308,065
  Notes receivable. . . . . . . . . . . . . . . .         197,336         455,458
                                                   ---------------  --------------
      Total current assets. . . . . . . . . . . .       5,078,665       2,907,173
                                                   ---------------  --------------
Property and equipment, net . . . . . . . . . . .       2,765,679       3,000,651
Other assets. . . . . . . . . . . . . . . . . . .         222,090       1,295,377
                                                   ---------------  --------------
      Total assets. . . . . . . . . . . . . . . .  $    8,066,434   $   7,203,201
                                                   ===============  ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .         932,793       2,032,557
  Accrued expenses. . . . . . . . . . . . . . . .         210,528         232,169
  Deferred revenue. . . . . . . . . . . . . . . .          68,173          58,244
  Current portion of capital lease obligation . .         235,184         597,933
  Current Notes Payable . . . . . . . . . . . . .       1,891,151       1,518,739
  Current Convertible notes payable . . . . . . .       8,974,999       1,383,440
                                                   ---------------  --------------
      Total current liabilities . . . . . . . . .      12,312,828       5,823,082
                                                   ---------------  --------------
Capital lease obligation, net of current portion.          67,420         231,358
Notes payable . . . . . . . . . . . . . . . . . .          17,058         206,576
Convertible notes payable . . . . . . . . . . . .               -       2,165,793
                                                   ---------------  --------------
      Total liabilities . . . . . . . . . . . . .      12,397,306       8,426,809
                                                   ---------------  --------------
Commitments and contingencies

  Class A common stock, $0.01
      par value; 150,000,000 shares authorized;
      111,424,416 and 96,890,978 shares issued
      and outstanding at September 30, 2005
      and December 31, 2004 respectively. . . . .       1,114,244         968,909
  Class B common stock, $0.01
      par value, 250,000,000 shares authorized;
      74,505,730 and 73,169,178 shares issued
      and outstanding at September 30, 2005
      and December 31, 2004 respectively. . . . .         745,057         731,692
  Additional paid-in capital. . . . . . . . . . .      26,880,363      25,391,509
  Warrants. . . . . . . . . . . . . . . . . . . .       2,410,787       2,410,787
  Common stock subscription receivable. . . . . .        (200,000)       (488,558)
  Impaired value of securities. . . . . . . . . .        (807,500)
  Accumulated deficit . . . . . . . . . . . . . .     (34,473,823)    (30,237,947)
                                                   ---------------  --------------
      Total stockholders' equity. . . . . . . . .      (4,330,872)    ( 1,223,608)
                                                   ---------------  --------------
      Total liabilities and stockholders' equity.  $    8,066,434   $   7,203,201
                                                   ===============  ==============

The accompanying notes are an integral part of these un-audited consolidated financial statements.




LOCATEPLUS HOLDINGS COMPANY
UNAUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS


                                            FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                           2005             2004             2005            2004

REVENUES
   Information Sales - CD Rom. . . .  $      131,690   $      159,110   $     369,996   $      458,004
   Information Sales - Online. . . .       1,614,767          938,498       4,671,406        2,799,275
   Information Sales - Channel . . .       1,251,300          197,958       3,109,902          574,156
   Information Sales - Wireless. . .           3,203            1,497           9,435            4,625
   Engineering Services. . . . . . .           5,000          100,000         505,000          147,200
                                      ---------------  ---------------  --------------  ---------------
   Total revenues. . . . . . . . . .       3,005,960        1,397,063       8,665,739        3,983,260
                                      ---------------  ---------------  --------------  ---------------

Costs and expenses:
   Costs of revenues
      CD Rom . . . . . . . . . . . .          41,682           22,353         106,582           67,996
      Online and Channel . . . . . .       1,324,492          973,095       2,998,852        2,875,798
      Wireless . . . . . . . . . . .               -                -               -              871
      Engineering. . . . . . . . . .               -                -         123,750                -
   Selling and marketing . . . . . .         594,346          444,768       1,892,015        1,039,767
   General and administrative. . . .       2,306,166        1,614,206       5,240,852        5,046,712
   Research and development. . . . .          55,757           75,002         163,655          239,076
                                      ---------------  ---------------  --------------  ---------------
      Total operating expenses . . .       4,322,443        3,129,424      10,525,706        9,270,220
                                      ---------------  ---------------  --------------  ---------------
Operating loss . . . . . . . . . . .      (1,316,484)      (1,732,361)     (1,859,967)      (5,286,960)

Other income (expense):
   Interest income . . . . . . . . .             276           22,644          16,282           68,239
   Interest expense. . . . . . . . .      (1,961,717)        (265,926)     (2,393,840)        (694,256)
   Other income. . . . . . . . . . .             166           10,100           1,649           25,844
                                      ---------------  ---------------  --------------  ---------------
Net loss . . . . . . . . . . . . . .  $   (3,277,758)  $   (1,965,543)  $  (4,235,876)  $   (5,887,133)
                                      ===============  ===============  ==============  ===============
Basic and diluted net loss per share  $        (0.02)  $        (0.01)  $       (0.02)  $        (0.04)

Shares used in computing basic
and diluted net loss per share . . .     183,187,330      159,798,765     176,285,908      159,413,850



The accompanying notes are an integral part of these un-audited consolidated financial statements.




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $  (4,235,876)  $   (5,887,133)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
              Depreciation and amortization
                 of property and equipment. . . . . . .        765,244          677,570
              Provision for doubtful accounts . . . . .         95,895           87,182
              Interest expense related to warrants
                 issued with debt . . . . . . . . . . .        199,369          132,257
              Services performed in exchange for stock.        705,448           11,422
              Amortization of intangible assets . . . .        118,059          119,198
              Changes in assets and liabilities:
                    Accounts receivable . . . . . . . .     (2,828,824)        (396,808)
                    Prepaid expenses and other assets .       (643,052)         402,045
                    Accounts payable. . . . . . . . . .     (1,099,764)         523,850
                    Accrued expenses. . . . . . . . . .        (21,641)        (211,127)
                    Deferred revenue. . . . . . . . . .          9,929          (40,317)
                    Security deposits . . . . . . . . .        147,728          236,134
                                                         --------------  ---------------
                    Net cash used in operating
                      activities. . . . . . . . . . . .     (6,787,485)      (4,345,707)
                                                         --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal repayment on note receivable . . . .        333,333          235,000
         Purchase of note receivable. . . . . . . . . .        (75,211)         (64,388)
         Purchases of property and equipment. . . . . .       (530,272)        (566,352)
                                                         --------------  ---------------
                  Net cash provided by (used in)
                    investing activities. . . . . . . .       (272,150)        (395,740)
                                                         --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt. . . . . . . . . . . . . . .     (4,331,363)        (642,897)
         Proceeds from issuance of debt . . . . . . . .      9,740,653        3,250,000
         Financing fees on issuance of debt . . . . . .                        (297,000)
         Payments of obligations under capital lease. .       (526,687)      (1,029,338)
         Proceeds from issuance of common stock
           and collection of stock
                  subscriptions receivable, net of
                  issuance costs. . . . . . . . . . . .      1,230,664        3,557,931
                                                         --------------  ---------------
                  Net cash provided by financing
                    activities. . . . . . . . . . . . .      6,113,267        4,838,696
                                                         --------------  ---------------
Net (decrease) increase in cash and
     cash equivalents . . . . . . . . . . . . . . . . .       (946,368)          97,249

Cash and cash equivalents, beginning of period. . . . .      1,186,939        1,522,922
                                                         --------------  ---------------
Cash and cash equivalents, end of period. . . . . . . .  $     240,571   $    1,620,171
                                                         ==============  ===============


The accompanying notes are an integral part of these un-audited consolidated financial statements.

1.     NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also, as part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. In September 2003, the Company, through its newly formed wholly owned subsidiary Certifion Corporation, acquired all of the assets of Project Entersect Corporation. The acquisition was accounted for as a purchase and is recorded with the Company's operations from the date of purchase through December 31, 2003. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stockholders of Voice Power Technology in consideration for a two year non-competition agreement with these stockholders. All inter-company accounts and transactions have been eliminated in consolidation.

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

     UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2005 and the results of operations and cash flows for the three months and six months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, which are contained in LocatePlus Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on October 24, 2005.

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the nine months ended September 30, 2005. In addition, the Company has incurred an accumulated deficit of approximately $34 million through September 30, 2005. The Company raised approximately $4 million of equity during 2004 through the sale of its equity securities and $9 million in the nine months ended September 30, 2005 through the sale of equity and issuance of debt. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff that may require the Company to obtain additional financing (through sales of equity securities or debt instruments). There can be no assurance, however that the Company's operations will be profitable or will generate sufficient cash to fund the Company's business in the future or that the Company will be able to obtain additional financing if needed. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Class A Voting Common Stock and certain customary closing conditions. The Company sold 17,042,761 shares for a total $4,846,291 in net proceeds from the investor through September 30, 2005. The remaining amount available under the put at September 30, 2005 was $750,511.

On June 17, 2004 the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and add an additional warrant. The terms, as amended, allow for this note to convert into 6,666,667 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. One Warrant provides for the purchase of up to 1,320,000 shares of Class A Common Stock at a price of $0.45 each, subject to customary adjustments, until June 17, 2009, and the additional Warrant provides for the purchase of up to 650,000 shares of Class A Common Stock at a price of $0.35 each, subject to customary adjustments, until November 30, 2009. On March 31, 2005, the Company amended its convertible term note issued by the Company to Laurus Master Fund, Ltd., a Cayman Islands company. The terms, as amended, allow for this note to convert into 6,250,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.16 per share, 3,333,333 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.30 per share and 5,000,000 shares of our Class A Voting Common Stock at a fixed conversion rate of $0.40 per share. In July, 2005, the company raised $9 million through the issuance of convertible debt. The net proceeds were used to pay down existing debt of $4 million and the remaining balance will be used to fund operations. As of July 8, 2005, the balance on this note was paid in full.

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital.

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no un-issued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject to adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements.

2.     NOTES  RECEIVABLE

     The Company holds a demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at September 30, 2005 was $358,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest.

     The Company holds an unsecured note receivable with an unrelated entity. There is an agreement to advance up to $250,000 on this note. There is no business relationship between the Company and this entity or any officers or directors of either company. The Company has advanced as much as $250,000 to this unrelated entity in the form of cash and services. The balance including accrued interest at September 30, 2005 was $19,736. In October, this note was paid in full and the agreement has been cancelled.

3.     OTHER  ASSETS

     Other  assets  consist  of  the  following  at  September  30,  2005:

     Restricted trading securities                                     $  67,500
     Customer lists and non-compete agreement net of amortization         59,576
     Security deposits                                                    95,014
                                                                       ---------
                                                             Total     $ 222,090
                                                                       =========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At September 30, 2005, the 10-day trailing average closing price was $0.45 per share, or the value of the shares was $90,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $807,500 and the adjusted carrying value is now $67,500.

4.     STOCK  OPTIONS

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 145") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below for the six months ended September 30, 2005:

                                         Net loss as reported     $  (4,235,876)
Add:  Total  stock-based
employee  compensation  expense
determined  under  fair  value  based
method  for  all  awards,  net  of  related
tax  effects                                                           (969,485)
                                                                  --------------
                                           Pro forma net loss     $  (5,205,361)
                                                                  ==============
                    Pro forma net loss per share: Basic and Diluted     $ (0.03)

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

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% to 12% per annum. The balance of this debt at September 30, 2005, is $1,705,000.

In conjunction with the issuance of these notes, the Company issued warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14.

     In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital.

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no unissued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements.

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



                                      FOR THE THREE MONTHS ENDED      FOR THE NINE   MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                        2005             2004            2005           2004
(UNAUDITED)                          (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Information sales:
   CD Rom . . . . . . . . . . . .  $       131,690  $      159,110  $      369,996  $     458,004
   Online and Channel . . . . . .        2,866,067       1,136,456       7,781,308      3,373,431
                                   ---------------  --------------  --------------  -------------
Total information sales . . . . .  $     2,997,757  $    1,259,566  $    8,151,304  $   3,831,435
                                   ===============  ==============  ==============  =============
Costs of revenues:
   CD Rom . . . . . . . . . . . .           41,682          22,353         106,582         67,996
   Online and Channel . . . . . .        1,324,492         973,095       2,998,852      2,875,798
                                   ---------------  --------------  --------------  -------------
Total costs of information sales.  $     1,366,174  $      995,448  $    3,105,434  $   2,943,794
                                   ===============  ==============  ==============  =============


1.     NET  LOSS  PER  SHARE

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding during the period. Shares of both classes of the Company's Common Stock potentially issuable upon the exercise of stock options and warrants are anti-dilutive for all periods presented and were not included in the computations of diluted net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our un-audited consolidated financial statements and related notes included elsewhere in this quarterly report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, each as amended. Such forward-looking statements are based on current information and expectations and are subject to certain risks and uncertainties that may cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to, uncertainties relating to our ability to successfully compete in our industry, uncertainties regarding our ability to obtain financial and other resources for our product development and commercial activities, and uncertainties relating to privacy regulations. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made. Further discussion of risk factors is also available in our registration statements filed with the Securities and Exchange Commission.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the nine months ended September 30, 2005 and 2004, we recorded $2,998,852 and $2,875,798 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through September 30, 3005. As of September 30, 2005, we had notes payable (current and long-term) totaling $10,883,208.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $4.1 million during the nine months ended September 30, 2005 and $5.8 million during the nine months ended September 30, 2004. Our accumulated deficit as of September 30, 2005 was approximately $34 million. We raised approximately $3.8 million from sales of our equity during 2004 and approximately $9 million from the sale of equity and issuance of notes payable during the nine months ended September 30, 2005. In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Under this put, we sold 2,708,637 shares for a total $651,068 in net proceeds through December 31, 2003. The remaining available under the put at December 31, 2003 was $4,348,932. Through September 30, 2005, we have issued 17,042,761 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,846,291 to us.

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

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital.

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no unissued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock.

     THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $131,690 for the three months ended September 30, 2005 from $159,110 for the three months ended September 30, 2004, this decrease is primarily due to a slowing in sales of the CD-ROM products. It is expected that these revenues will stabilize but continue to contribute less as a percentage of overall revenue. Revenues from our Internet-based product, LocatePLUS, increased to $1,614,767 for the three months ended September 30, 2005, as compared to $938,498 for the three months ended September 30, 2004, an increase of 72%. Approximately $142,000 of this increase, or 15.1%, was due to the implementation of a minimum usage fee charged to LocatePLUS' online customers effective November 2004, which had the effect of increasing usage. Management believes that the contribution of the minimum fee to overall revenue will decrease in the future as users increase usage in excess of the minimum. Additionally, approximately $237,712 of the increase, or 25.3% was due to an increase in customers using the Entersect product. The remaining $296,557 increase, or 31.6% was due to the increase in LocatePLUS' customers from 16,910 at September 30, 2004 to 19,367 at September 30, 2005, a 14.5% increase. Revenue from channel partners increased to $1,251,300 from $197,958, an increase of 532%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $3,203 during the three months ended September 30, 2005 as compared to $1,497 during the three months ended September 30, 2004, an increase of 114%.

     Costs of revenues. For the three months ended September 30, 2005, costs of revenues for Worldwide InformationTM were $41,682 as compared to $22,353 for the three months ended September 30, 2004, an increase of 86.5%. The increase is attributable to increased data costs for certain states. For the three months ended September 30, 2005, our costs of revenues associated with LocatePLUS online and channel were $1,324,492 as compared to $973,095 for the three months ended September 30, 2004, an increase of 36%. This increase is primarily due to the increase in cost of data as well as the addition of one data set in 2005. Data costs are expected to stabilize at approximately $3.5 million annually.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2005 were $594,346 as compared to $444,768 for the three months ended September 30, 2004, an increase of 33%. This increase is attributable to an increase in the headcount of our sales staff and additional costs associated with advertising.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2005 were $2,306,166 as compared to $1,614,206 for the three months ended September 30, 2004, an increase of 42%. Included in this increase is investor relations activities accounting for $555,898, of which $233,558 was non-cash stock based compensation. Investor relation expenses are not core to the operation of the company and had we not incurred these expenses, general and administrative expenses would have decreased to $1,508,438.

     Research and Development expenses. Research and development expenses for the three months ended September 30, 2005 were $55,757 as compared to $75,002 for the three months ended September 30, 2004, a decrease of 25%. These expenses are expected to remain stable unless testing proves successful in the Metrigenics subsidiary.

Interest income. Interest income decreased to $276 for the three months ended September 30, 2005 from $22,644 for the three months ended September 30, 2004.

     Interest expense. Interest expense increased to $1,961,717 for the three months ended September 30, 2005, from $265,926 for the three months ended September 30, 2004. $982,160 of this increase is attributable to the early payoff of certain debt and $244,501 is attributable to the amortization of financing fees associated with certain notes payable issued in the third quarter. Interest expense is expected to decrease in the future upon the conversion of note payable.

RESULTS  OF  OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $369,996 for the nine months ended September 30, 2005 from $458,004 for the nine months ended September 30, 2004, a decrease of 19%. This decrease is attributable to reduced sales in certain states. Revenues from our Internet-based product, LocatePLUS, increased to $4,671,406 for the nine months ended September 30, 2005, as compared to $2,799,275 for the nine months ended September 30, 2004, an increase of 66%. Approximately $557,000 of this increase, or 19.9%, was due to the implementation of a minimum usage fee charged to LocatePLUS' online customers effective November 2004, which had the effect of increasing usage. Management believes that the contribution of the minimum fee to overall revenue will decrease in the future as users increase usage in excess of the minimum. Additionally, approximately $692,532 of the increase, or 24.7% was due to an increase in customers using the Entersect product. The remaining $622,599 increase, or 22.2% was due to the increase in LocatePLUS' customers from 16,910 at September 30, 2004 to 19,367 at September 30, 2005, a 14.5%
increase. Revenue from channel partners increased to $3,109,902 from $574,156, an increase of 441%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $9,435 during the nine months ended September 30, 2005 as compared to $4,625 during the nine months ended September 30, 2004, an increase of 104%. Engineering services revenue increased to $505,000 for the nine months ended September 30, 2005, as compared to $147,200 for the nine months ended September 30, 2004, an increase of 243%. From time to time, we also provide engineering services in connection with the implementation and rollout of our channel partnership arrangements.

     Costs of revenues. For the nine months ended September 30, 2005, costs of revenues for Worldwide InformationTM were $106,582 as compared to $67,996 for the nine months ended September 30, 2004, an increase of 56%. This increase is due to an increase in certain data costs. For the nine months ended September 30, 2005, our costs of revenues associated with LocatePLUS online and channel were $2,998,852 as compared to $2,875,798 for the nine months ended September 30, 2004, an increase of 4%. Costs of revenue associated with LocatePLUS are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2005 were $1,892,015 as compared to $1,039,767 for the nine months ended September 30, 2004, an increase of 82%. This increase is attributable to an increase in the headcount of our sales staff and additional costs associated with advertising.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2005 were $5,165,852 as compared to $5,240,712 for the nine months ended September 30, 2004. Included in this increase is investor relations activities accounting for $722,728, of which $233,558 was non-cash stock based compensation. Investor relation expenses are not core to the operation of the company and had we not incurred these expenses, general and administrative expenses would have decreased to $4,443,124.

Research and Development expenses. Research and development expenses for the nine months ended September 30, 2005 were $163,655 as compared to $239,076 for the nine months ended September 30, 2004, a decrease of 31%. This decrease is due to expenses associated with certain testing conducted in 2004. These expenses are expected to remain stable unless testing proves successful in the Metrigenics subsidiary.

Interest income. Interest income decreased to $16,282 for the nine months ended September 30, 2005, from $68,239 for the nine months ended September 30, 2004. This decrease is attributable to a decrease on the balance of notes receivable from 2004.

     Interest expense. Interest expense increased to $2,393,840 for the nine months ended September 30, 2005, from $694,256 for the nine months ended September 30, 2004. $982,160 of this increase is attributable to the early payoff of certain debt and $244,501 is attributable to the amortization of financing fees associated with certain notes payable issued in the third quarter. Interest expense is expected to decrease in the future upon the conversion of note payable.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through September 30, 2005, we raised approximately $36 million through a series of private and public placements of equity and convertible debt to fund marketing and sales efforts and develop our products and services. As of September 30, 2005, our cash and investments totaled $239,962.

     During the nine months ended September 30, 2005 and 2004, we used approximately $6.8 million and $4.3 million, respectively, in operating activities principally to fund our net losses.

     During 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company. This loan is payable upon our demand and bears interest at 11% per annum. The remaining principal balance at September 30, 2005 was $358,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest.

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

  In August 2003, we issued a put to one investor, which, subject to certain limitations, provides us the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor for a purchase price equal to 95% of the lowest closing bid price for our Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to this investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. Through September 30, 2005, we have issued 17,042,761 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,846,291 to the company.

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

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital.

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no unissued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On
November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2007. Future minimum payments under our non-cancelable operating leases total $644,099.

CAPITAL  LEASES

     Through September 30, 2005, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $318,367.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $1,350,000 through 2010.

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

USE  OF  OUR  ASSETS

     Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes. The owned vehicles have been capitalized as assets of the Company, totaling $102,954 as of September 30, 2005.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for non-monetary exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this report on Form 10-QSB, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. Our management has reevaluated these disclosure controls and procedures and has made changes to these systems where necessary, including the establishment of a procedure whereby reports required by the Exchange Act will be reviewed by the Company's outside counsel prior to filing with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     During August 2003, we entered a put with an investor that provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. Through September 30, 2005, we have issued 17,042,761 shares of Class A Voting Common Stock in connection with our exercise of the put, resulting in net proceeds of $4,846,291 to the company.

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

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital.

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no unissued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the nine months ended September 30, 2005.


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

On September 2, 2005 we filed a Form 8-K and reported under item 8.01 that the Board of Directors voted to extend the expiration date of the Company's publicly traded warrants, with an exercise price of $0.50, an additional 18 months. The warrants, which originally were scheduled to expire on October 12, 2005, will now expire on April 12, 2007.

On September 23, 2005 we filed a Form 8-K and reported under Item 9.01 that on June 2, 2005, the Company issued a press- release setting forth our financial results for the fiscal quarter ended March 31, 2005.

On September 26, 2005 we filed a Form 8-K and reported under Items 1.01 and 9.01 that on January 3, 2005, the Company entered into a 24 month definitive material channel partner agreement with total contract value of $7.2 million.

                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     LOCATEPLUS  HOLDINGS  CORPORATION
     (Registrant)


       SIGNATURE              TITLE                          DATE
--------------------------   ---------------------------     -----
 /s/ Jon R. Latorella        Chairman of the Board,
--------------------------   President and                     November 14, 2005
Jon R. Latorella             Chief Executive Officer


/s/  James  C.  Fields       Acting Chief Financial Officer,
--------------------------   Treasurer and Secretary (Chief    November 14, 2005
James C. Fields              Accounting  Officer)