Form 10KSB
period 2005-12-31
LOCATEPLUS HOLDINGS CORP
filed 2006-05-11
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]    No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues  for  the  most  recent  fiscal  year  are:  $  11,602,118.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 31, 2006, is $ 11,669,315

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2006 there were 6,482,953 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes[  ]   No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----
PART  I
ITEM  1     Description  of  Business. . . . . . . . . . . . . . . . . . . . . 1
ITEM  2     Description  of  Property. . . . . . . . . . . . . . . . . . . . . 6
ITEM  3     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 7
ITEM  4     Submission of Matters to a Vote of Security Holders. . . . . . . . 7
PART  II
ITEM  5     Market  for  Common  Equity  and  Related Stockholder Matters. . . 7
ITEM  6     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . . .13
ITEM  7     Financial  Statements. . . . . . . . . . . . . . . . . . . . . . .20
ITEM  8     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . . . .20
ITEM  8A     Controls  and  Procedures . . . . . . . . . . . . . . . . . . . .21
PART  III
ITEM  9     Directors, Executive Officers, Promoters and Control
            Persons Compliance with Section 16(a) of the Exchange Act. . . . .21
ITEM  10    Executive Compensation . . . . . . . . . . . . . . . . . . . . . .23
ITEM  11    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . . . .25
ITEM  12     Certain Relationships and Related Transactions. . . . . . . . . .26
ITEM  13     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .29
ITEM  14     Principal Accountant Fees and Services. . . . . . . . . . . . . .31


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

OUR  TARGET  MARKET  AND  SCREENING  OF  USERS

     Our products have historically been marketed and sold to federal, state and local government agencies (including law enforcement agencies), private investigators, human resource professionals and the legal profession. Our products have been used in:

- crime and terrorism investigation (e.g., in conjunction with federal and state investigations in the aftermath of the September 11th terrorist attacks and the subsequent anthrax incidents);
-     detection  of  fraud;
- "skip tracing" (i.e., the location of debtors and individuals in violation of parole or bail restrictions);
-     background  checks;
-     legal  due  diligence;  and
-     Identity  self  certification
-     Private  security
-     Risk-management.

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

Datasets currently integrated in our LocatePLUS product include nationwide records relating to:


-  names  and  addresses                     -  real  estate  records
-  aliases                                   -  prior  residences
-  dates  of  birth                          -  recorded  bankruptcies
-  Social  Security  numbers                 -  liens
-  driver's  license  information            -  motor  vehicle  records
-  residential  address  information         -  certain  death  records
    (including dates of residence)
-  certain  criminal  arrest, conviction     -  phone numbers
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

LOCATEPLUS  ANYWHERE

     We also offer a version of our LocatePLUS product that is accessible through wireless personal digital assistants and e-mail capable pagers, which we refer to as LocatePLUS AnyWhere. LocatePLUS AnyWhere was commercially launched in mid-December 2002. This product is being marketed primarily to law enforcement. The product is sold on a subscription fee basis, permitting unlimited access to our LocatePLUS database for a flat monthly fee provided that that the user agrees to a fixed term commitment. As of December 31, 2005, we had realized only nominal revenue from this product.

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

As of December 31, 2005, there were approximately 3,500 pre-screened purchasers of our Worldwide Information CD-ROM product.

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

DISTRIBUTION  OF  OUR  PRODUCTS

     We distribute our content both directly (though the Internet in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third parties access our databases in consideration for a royalty. We also, from time to time, provide certain consulting services to third party database providers on the integration and assimilation of public data. To date, our efforts to license data have resulted in several channel partnerships. For the year ending December 31, 2005, we have recognized revenue of $4,358,038 on these agreements.

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

EMPLOYEES

     As of December 31, 2005, the LocatePLUS Group had 95 employees. We believe that our relations with our employees are good.

ITEM  2  -  DESCRIPTION  OF  PROPERTY
FACILITIES
     LocatePLUS Holdings Corporation and LocatePLUS Corporation, are presently headquartered in Beverly, Massachusetts, where we lease approximately 32,000 square feet. The lease on that facility expires on February 28, 2007, and our annual lease obligation is approximately $458,000.

Worldwide Information, Inc., is presently located in Byfield, Massachusetts, where it leases approximately 2,700 square feet. The lease on the Byfield facility expired on March 1, 2003, and we are currently a tenant-at-will in this facility. Our annual lease payments on that facility in 2005 were approximately $27,000. We are currently negotiating to extend this lease to December 2006.

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

ITEM  3  -  LEGAL  PROCEEDINGS
     We are not currently involved in any material legal proceedings, although claims may arise from time to time in the conduct of our operations. There can be no assurance at this time that any claims that may arise in connection with the conduct of our business will not materially adversely affect our business or operations, or divert our critical resources.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
The Annual Meeting of stockholders was held on November 14, 2005 at 3 p.m. (E.S.T.). At the time of the meeting, the Comapany had two classes of stock, Class A Voting Common and Class B Non-Voting Common. Five matters were submitted to the Class A Voting shareholders, however, three of those matters also required tha approval of the Class B Non-Voting shareholder and those matters were submitted to them as well. The matters were: 1) the election of the Board of Directors, 2) ratification of Livingston & Haynes, LLP as the Corporation's auditors for the fiscal year ending December 31, 2005, 3) that each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock combine into a single class of voting Common Stock with 400,000,000 authorized, 4) effect a one-for-fifty reverse split of this new class of Common Stock resulting in a 8,000,000 authorized, and 5) increase the authorized from 8,000,000 to 25,000,000. Matters 3, 4, and 5 required the approval of both classes of stock. All matters passed with a majority of the outstanding stock voting in favor as follows:

DIRECTORS                FOR         AGAINST       ABSTAIN        WITHHELD
Sonia P. Bejjani     58,441,832     1,032,748     1,373,437     49,806,574
Ralph Caruso         58,217,632     1,150,596     1,479,789     49,806,574
John Crowley         58,383,982       917,268     1,546,767     49,806,574
John P. Houlihan     58,407,279       962,846     1,477,892     49,806,574
Jon R. Latorella     58,532,271     1,147,198     1,168,548     49,806,574
Chris Romeo          58,177,579     1,189,146     1,481,292     49,806,574
Mike Ryan            58,440,279       956,846     1,448,892     49,808,574
David Skerrett       58,466,589       910,536     1,470,892     49,806,574
Peter Zekos          58,324,139     1,058,586     1,465,292     49,806,574


AUDITORS             60,382,975       378,843        86,199     49,806,574

Combination  of  Common  Stock
Class A              59,351,554     1,379,113       117,350     49,806,574
Class B              40,477,564       214,500        14,000     33,800,166

One  for  Fifty  Reverse  Stock  Split
Class A              56,899,820     3,811,394       136,803     49,806,574
Class B              39,483,431     1,208,633        14,000     33,800,166

Increase  the  Number  of  Authorized  Shares
Class A              55,816,085     4,436,117       595,815     49,806,574
Class B              38,435,931     1,487,366       782,767     33,800,166

                                     PART II
ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

     Prior to December 5, 2005, the Company had outstanding two classes of stock, Class A Voting Common Stock of which there were 150,000,000 shares authorized, and Class B Non-Voting Common Stock of which there were 250,000,000 shares authorized. At the annual meeting of the shareholders held on November 14, 2005, the shareholders approved a plan of recapitalization whereby 1) each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock combine into a single class of voting common stock with 400,000,000 authorized and 185,930,146 issued, 2) effect a one-for-fifty reverse split of this new class of common stock resulting in a 8,000,000 authorized and 3,718,603 issued, and 3) increase the authorized from 8,000,000 to 25,000,000. The combination of the two classes of stock was completed on December 5, 2005. The reverse split and change in authorized shares was completed on December 12, 2005.

We had three securities that began trading on the Over-the-Counter Bulletin Board on December 12, 2002:

-     shares  of  our  Class  A  Voting Common Stock are quoted under the symbol
"LPLHA";

- shares of our Class B Non-Voting Common Stock are quoted under the symbol "LPLHB"; and

- our public warrants (redeemable warrants to purchase one share of our Class A Voting Common Stock with an exercise price of $0.50 per share) are quoted under the symbol "LPLHW".

     Post the plan of recapitalization, on December 12, 2005, we had two securities trading on the Over-the-Counter Bulletin Board as follows:

-     shares  of  our  Common  Stock,  quoted  under  the  symbol  "LPHC";  and

- our public warrants (redeemable with 50 warrants to purchase one share of our Common Stock at an exercise price of $25.00 per share) are quoted under the symbol "LPHCW".

     The following tables set forth the high and low closing sales prices per share (and per public warrant), for our Class A Voting Common Stock, Class B Non-Voting Common Stock and public warrants for each quarter during fiscal years 2003, 2004, and 2005, as reported by the Over-the-Counter Bulletin Board.



                              2003                                           2004
                      THREE MONTHS ENDED                               THREE MONTHS ENDED
          ----------------------------------------------  ----------------------------------------------
           MAR 31      JUN 30       SEP 30      DEC 31      MAR 31     JUN 30       SEP 30      DEC  31
          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
          HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW
          ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPLHA     0.40  0.14  0.42  0.12  0.38  0.28  0.34  0.24  0.63  0.29  0.58  0.37  0.39  0.25  0.37  0.25
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPLHB     0.29  0.10  0.29  0.10  0.35  0.20  0.25  0.13  0.41  0.20  0.44  0.32  0.38  0.22  0.32  0.21
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPLHW     0.10  0.00  0.12  0.00  0.13  0.03  0.09  0.05  0.26  0.07  0.19  0.09  0.13  0.04  0.12  0.05
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPHC       N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPHCW      N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A   N/A
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----





                              2005
                      THREE MONTHS ENDED
          ----------------------------------------
             MAR 31        JUN 30         SEP 30      DEC  31
          ------------  ------------  ------------  ----------
          HIGH   LOW    HIGH   LOW    HIGH   LOW    HIGH  LOW
          -----  -----  -----  -----  -----  -----  ----  ----
LPLHA.OB  0.315  0.172  0.217  0.125  0.15   0.072   N/A   N/A
--------  -----  -----  -----  -----  -----  -----  ----  ----
LPLHB.OB  0.265  0.172   0.21   0.12  0.155  0.081   N/A   N/A
--------  -----  -----  -----  -----  -----  -----  ----  ----
LPLHW.OB   0.08   0.04  0.055   0.03  0.055  0.007   N/A   N/A
--------  -----  -----  -----  -----  -----  -----  ----  ----
LPHC       N/A   N/A   N/A   N/A   N/A   N/A   N/A  9.47  2.75
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPHCW      N/A   N/A   N/A   N/A   N/A   N/A   N/A  .058   .01
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----


HOLDERS
     As  of  December  31,  2005  there  were:

-     approximately  480  holders  of  record  of  our  Common  Stock,
-     approximately  150  holders  of  record  of  our  public  warrants.

DIVIDENDS

     We have never declared or paid dividends on our Common Stock. We do not anticipate that we will declare or pay dividends in the foreseeable future.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table reflects equity compensation granted or issued by us as of December 31, 2005, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.


                        NUMBER OF       WEIGHTED      NUMBER OF
                      SECURITIES TO     AVERAGE       SECURITIES
                        BE ISSUED       EXERCISE      REMAINING
                      UPON EXERCISE     PRICE OF    AVAILABLE FOR
                      OF OUTSTANDING  OUTSTANDING       FUTURE
                         OPTIONS,       OPTIONS,       ISSUANCE
                         WARRANTS       WARRANTS     UNDER EQUITY
                        AND RIGHTS     AND RIGHTS    COMPENSATION
PLAN CATEGORY                                          PLANS(1)
--------------------  --------------  ------------  --------------
EQUITY COMPENSATION.
PLANS APPROVED . . .
BY SECURITY HOLDERS:        700,126   $      19.45         491,071
--------------------  --------------  ------------  --------------
EQUITY COMPENSATION.
PLANS NOT APPROVED .
BY SECURITY HOLDERS:       2,400,077  $       8.35             N/A
--------------------  --------------  ------------  --------------
TOTAL: . . . . . . .       3,100,203  $      10.86             N/A
--------------------  --------------  ------------  --------------


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

- During 2004 we canceled a put we issued to one investor, which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. We subsequently entered into a similar put with the same investor which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

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

- In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital.

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no un-issued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock
(regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject to adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On December 12, 2005, the we completed the plan of recapitalization which triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new common stock.

- On December 29, 2005, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. We also entered into an agreement where we may, at our discretion, periodically "put" or require Dutchess to purchase shares of our Common Stock. The aggregate amount that Dutchess is obligated to pay for our shares will not exceed $10.0 million. For each share of Common Stock purchased under the Investment Agreement, Dutchess will pay 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board (or other principal market on which our Common Stock is traded) during the ten day period immediately following the date on which we give notice to Dutchess of our intention to put such stock. Our ability to put the shares under the Investment Agreement is conditioned upon us registering the shares of Common Stock with the Securities and Exchange Commission and satisfaction of certain other customary closing conditions.

SMALL  BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

     We  did  not  repurchase  any  of  our  securities  during  2005.

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

Revenue from our LocatePLUS product is recognized when there is either an agreed upon royalty fee or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards
(approximately 60% of our current LocatePLUS customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our LocatePLUS customer base). During 2005, our LocatePLUS online customer base exceeded 20,000 customers. Within that customer base, the subscriptions for ChoicePlan billing plans, which are billing plans for committed revenue per customer ranging from $25 per month to $5,000 per month, increased to 1,200 customers. In addition, we made a significant change to our billing practice in 2004, with the implementation of a new minimum usage fee. We expect this change will increase annual billings by at least $1M per year.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In 2005 and 2004, we recorded $4,055,417 and $3,652,714, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash, cash equivalents and short term investments. Interest expense is primarily attributable to various notes issued through the year ended December 31, 2005. As of December 31, 2005, we had notes payable (current and long-term) totaling $2,736,151.

We have incurred significant net losses since our inception. We incurred net losses of approximately $7.5 million in 2004 and $5.6 million in 2005. Our accumulated deficit as December 31, 2005 was approximately $35 million. We raised approximately $9.6 million from sales of our equity during 2005. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2005 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors.

During August 2003, we issued a put to one investor through an equity agreement, which provides us, subject to certain limitations, the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to that investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. The Company sold 17,042,761 shares for a total $5 million in net proceeds from the investor through December 31, 2005. The is no remaining amount available under the put at December 31, 2005.

RESULTS  OF  OPERATIONS

     YEAR  ENDED  DECEMBER  31,  2005  COMPARED  TO YEAR ENDED DECEMBER 31, 2004

     REVENUES. Revenue from our Worldwide InformationTM CD-ROM product decreased to $480,412 for the year ended December 31, 2005 from $550,923 for the year ended December 31, 2004. This decrease is attributable to decrease in the number of states of which we offer this product for. Revenue from our LocatePLUS and Entersect online products, increased to $6,257,679 for the year ended December 31, 2005 as compared to $4,107,714 for the year ended December 31, 2004, an increase of 52.3%. Approximately $701,000 of this increase, or 32.6%, was due to the implementation of a minimum usage fee charged to LocatePLUS' online customers effective November 2004, which had the effect of increasing usage. Management believes that the contribution of the minimum fee to overall revenue will decrease in the future as users increase usage in excess of the minimum. Additionally, approximately $842,971 of the increase, or 39.2% was due to an increase in customers using the Entersect product. The remaining $605,994 increase, or 28.2% was due to the increase in LocatePLUS' customers. Revenue from our channel partners increased to $4,358,038 for the year ended December 31, 2005 as compared to $1,028,650 for the year ended December 31, 2004 an increase of 324%. The increase is attributed to the addition of new channel partners and additional sales to existing channel partners. As part of deploying channel partner agreements, we occasionally provide engineering services. In 2005 we recognized $505,000 in engineering revenue as compared to $562,200 recognized in 2004 a decrease of 10%. These services are not recurring and are dependent on customer needs. We recognized wireless revenue of $11,908 in 2005 as compared to $13,095 in 2004. We expect online, wireless, and channel revenue to increase and CD-ROM revenue to be stable during the next twelve months.

COSTS OF REVENUES. For the year ended December 31, 2005, our costs of revenue for Worldwide InformationTM were $133,612 as compared to $96,683 for the year ended December 31, 2004. Data cost are relatively fixed even as revenue from the product increases, no marked increase in costs is realized. For the year ended December 31, 2005, our costs of revenue associated with LocatePLUS and channel partner sales were $4,055,417, as compared to $3,652,714 for the year ended December 31, 2004, an increase of 11%. This increase is primarily attributable to costs associated with the acquisition of new data sets. Costs of revenues are expected to stabilize at about $3.5 million annually, as that amount represents the cost for the required data sets. As revenue increases, costs of revenue are not expected to increase proportionately. Costs of engineering services were allocated based on time spent for engineering services. Costs of wireless revenues are primarily the cost of wireless connectivity and the amortized cost of devices sold to end users.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the year ended December 31, 2005 were $2,492,172, as compared to $1,900,984 for the year ended December 31, 2004, an increase of approximately 31%. This increase in expenses is attributable primarily to an increase in our marketing activities for our Entersect product, additional direct marketing performed in 2005, and an increase in our sales force. We expect selling and marketing expense to increase over the next twelve months as we focus greater efforts on increasing revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2005 were $7,537,444 as compared to $6,467,306 for the year ended December 31, 2004, an increase of 16.5%. Included in this is investor relations activities accounting for $1,344,236, of which $488,558 was non-cash stock based compensation. Investor relation expenses are not core to the operation of the company and had we not incurred these expenses, general and administrative expenses would have decreased to $6,189,696.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ended December 31, 2005 were $214,287 as compared to $316,941 for the year ended December 31, 2004, a decrease of 32%. These expenses are a result of investigation of new biometric data products through the creation of Metrigenics. We anticipate these expenses will stabilize for the foreseeable future.

INTEREST INCOME. Interest income decreased to $57,256 for the year ended December 31, 2005, from $159,461 for the year ended December 31, 2004. This decrease is attributable to interest earned on certain notes issued to us in 2003, of which $214,999 of principal remained outstanding as of December 31, 2005.

INTEREST EXPENSE. Interest expense increased to $2,705,835 for the year ended December 31, 2005, from $940,410 for the year ended December 31, 2004, an increase of 188%. This increase is attributable to the payoff of certain notes payable issued in 2004 and the interest expense associated with additional financing during 2005.

OTHER INCOME. Other income decreased to $(7,952) for the year ended December 31, 2005, from $30,280 for the year ended December 31, 2004. This decrease is attributable to the loss on a fixed asset at time of sale.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through December 31, 2004, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As  of  December  31,  2005,  our  cash  and  cash  equivalents totaled $610,736

     During 2002, we loaned $1.0 million to Andover Secure Resources, Inc, an unaffiliated third party leasing company, due to the favorable terms of this loan. As of December 31, 2005, approximately $177,600 on this loan remained outstanding.

     During 2003, we received $1.6 million, net of issuance costs, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. In conjunction with the issuance of these notes, warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14 were also issued.

  We raised approximately $3.8 million from sales of our equity during 2004 and approximately $4.0 million from the issuance of notes payable. Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2005 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors. Pursuant to a certain put, we sold 369,535 shares, after adjusting for a 1 for 50 reverse split on December 12, 2205, for a total $5.0 Million in net proceeds from the investor through December 31, 2005. No amount remains available under the put at December 31, 2005. Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this, we intend to identify sources of additional capital and seek funding from such sources.


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

     All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no unissued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock
(regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On
November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock. On December 12, 2005, we completed the plan of recapitalization which triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new common stock.

     On December 29, 2005, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. We also entered into an agreement where we may, at our discretion, periodically "put" or require Dutchess to purchase shares of our Common Stock. The aggregate amount that Dutchess is obligated to pay for our shares will not exceed $10.0 million. For each share of Common Stock purchased under the Investment Agreement, Dutchess will pay 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board (or other principal market on which our Common Stock is traded) during the ten day period immediately following the date on which we give notice to Dutchess of our intention to put such stock. Our ability to put the shares under the Investment Agreement is conditioned upon us registering the shares of Common Stock with the Securities and Exchange Commission and satisfaction of certain other customary closing conditions.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2008. Rent expense amounted to $563,180 and $476,292 during 2005 and 2004, respectively. This increase is due to the rising of market rates.

     CAPITAL  LEASES

     Through December 31, 2004, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $256,692.

     LICENSE  AGREEMENTS


The following represents the contractual obligation and commercial commitments as of December 31, 2005.

Payments  Due  by  Period



                                                                      MORE
                                     LESS THAN     1-3       3-5      THAN
CONTRACTUAL OBLIGATIONS    TOTAL      1 YEAR      YEARS     YEARS    5 YEARS
Long-Term Debt. . . . .
 including current. . .  $2,736,152  $2,720,006  $  5,568  $10,578  $    -
Capital Leases. . . . .     256,692     207,156    49,536        -       -
Operating Leases. . . .     600,104     523,767    76,337        -       -
License Agreements. . .           -           -         -        -       -
Total . . . . . . . . .  $3,592,948  $3,450,929  $131,441  $10,578  $    -
                         ----------  ----------  --------  -------  ------

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

     USE  OF  OUR  ASSETS


     Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes. The owned vehicles have been capitalized as assets of the Company, totaling $102,954 as of December 31, 2005.

NOTES  RECEIVABLE  FROM  RELATED  PARTIES
-----------------------------------------

     During 2000, we issued cash loans of $400,000 and received, in exchange, promissory notes from two of our officers, Mr. Jon Latorella and Robert A. Goddard. Although the notes were due January 3, 2010, their terms provided that, if, as of January 3, 2003, the officers were still employed by us, then the obligations and debt evidenced by the notes were to be canceled without further action, and we are to pay to the officers, no later than February 29, 2004, an amount in cash sufficient to fulfill the officers' tax liabilities attributable to the cancellation of the notes. As such, we have been expensing the principal of the notes on a monthly basis and in 2004 and 2003, recognized $0 and $9,722 of amortization expense respectively on notes receivable from related parties. Additionally, we have accrued approximately $0 in 2004 and $6,701 in 2003 relating to an estimate of their tax liability expected to be reimbursed by us. As of January 3, 2003, both Mr. Latorella and Mr. Goddard were employed by us and, accordingly, the notes were cancelled as of that date. Mr. Goddard ceased employment with the Company on March 31, 2003. Both were paid their tax equalization payments in 2004. As of 2004, no further obligations exist under these notes.


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

123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2005, net income would have been reduced by approximately $1.3 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

OFF-BALANCE-SHEET  ARRANGEMENTS

The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2005, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

ITEM  7  -  FINANCIAL  STATEMENTS
     Our financial statements as of and for the twelve months ended December 31, 2005 are set forth in the section of this Annual Report beginning on page F-1.

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

ITEM  8A  -  CONTROLS  AND  PROCEDURES

     In accordance with Securities Exchange Act of 1934 (the "Exchange Act"), Rules 13a - 15(e) and 15d - 15(e), we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting, and concluded that (i) our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management has made changes to these systems where necessary, including the establishment of a procedure whereby reports required by the Exchange Act will be reviewed by the Company's outside counsel prior to filing with the Securities and Exchange Commission.

                                    PART III
ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth specific information regarding our executive officers and directors as of December 31, 2005.

EXECUTIVE OFFICERS
AND DIRECTORS           AGE     POSITIONS
-------------------     ---     ---------
Jon R. Latorella         42     Chairman of the Board, President
                                and Chief ExecutiveOfficer
Sonia  P.  Bejjani       37     Director; President-Worldwide Information, Inc.
James  C.  Fields        38     Vice President of Finance,
                                Treasurer and Secretary,
                                Acting  Chief  Financial  Officer
Thomas  E.  Murphy(2)    46     Director,  Audit  Committee  Chairman
John  P.  Houlihan  (1)  59     Director
David  Skerrett(2)       56     Director,  Audit  Committee  Member
Chris  Romeo             43     Director
Ralph Carusso            56     Director
Mike  Ryan               47     Director
Peter  Zekos             44     Director

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

DAVID SKERRETT has been Vice President of the Middlesex Corporation for 23 years. Middlesex Corporation is in the top 400 heavy civil construction companies in the nation with $140 million in revenue. Mr. Skerrett holds a Bachelor of Engineering from College of Technology. Mr. Skerrett has been elected in 2005 to serve a one year term. David is also a member of the Audit Committee.

CHRIS ROMEO is an attorney that has had a private practice since 1992 and holds a Bachelors Degree from Wesleyan University and received a Doctorate of Jurisprudence from the New England School of Law in 1987. Mr. Romeo will be a new member to the Board of Directors and has been elected in 2005 to serve a two year term.

RALPH CARUSO, is the founder and President of Caruso Companies, a conglomerate involved in many facets of industrial construction that has been in business for over 25 years. Mr. Caruso is a new member to the Board of Directors and has been elected in 2005 to serve a one year term.

MIKE RYAN is an attorney that has had a private practice since 1992 and holds a Bachelors Degree from Merrimack College and received a Doctorate of Jurisprudence from the New England School of Law in 1987. Mr. Ryan will be a new member to the Board of Directors and has been elected in 2005 to serve a two year term.

PETER ZEKOS is founder and President of Excel Staffing, Inc., founded in 1999, an executive search and temporary staffing company located in Worcester, Massachusetts. Mr. Zekos holds a Bachelors of Science in Business Administration from Clark University in Worcester, Massachusetts which he received in 1984. Mr. Zekos joined our Board of Directors in 2005 and has been elected in 2005 to serve a three year term.

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

     Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2004.
AUDIT  COMMITTEE
     The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of our independent auditors, reviews the scope of the audit services provided by our independent accountants, and reviews our accounting practices and internal accounting controls. Currently, the members of the Audit Committee are Messrs. Murphy and Skerrett. There is one vacancy on the Audit Committee of the Board of Directors.

     Mr. Murphy serves as the Chairman of the Audit Committee. The Board has determined that Mr. Murphy is a financial expert for the purposes of the Securities Exchange Act of 1934, as amended.

COMPENSATION  COMMITTEE

     The Compensation Committee of the Board of Directors reviews and recommends to the Board of Directors the salaries, benefits and stock option grants of all employees, consultants, directors and other individuals compensated by us. The Compensation Committee also administers our equity compensation plan and other employee benefits plans that we may adopt from time to time. Currently, the only member of the Compensation Committee is John Houlihan.

     Mr.  Houlihan  serves  as  the  Chairman  of  the  Compensation  Committee.

CODE  OF  ETHICS

     The Company adopted a Code of Ethics at the meeting of the Board of Directors held May 2004.

ITEM  10  -  EXECUTIVE  COMPENSATION
     The following table sets forth, for 2005, 2004 and 2003, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2005, 2004 and 2003 exceeded $100,000 (the "Named Executive Officers").




                                                    SECURITIES
NAME AND                                            UNDERLYING     ALL OTHER
PRINCIPAL                        SALARY    BONUS      OPTIONS    COMPENSATION
POSITION                  YEAR    ($)       ($)         (#)           ($)
------------------------  ----  --------  --------  -----------  -------------
JON R. LATORELLA . . . .  2005   232,727         -           -       15,000(2)
                          ----  --------  --------  -----------  -------------
President and. . . . . .  2004   193,955   100,000    70,000(1)      15,000(2)
Chief Executive Officer.  2003    58,209         -   187,000(1)      13,200(2)

JAMES C. FIELDS(3) . . .  2005   142,893         -           -       13,200(7)
Acting Chief Financial .  2004   134,967         -    20,000(4)      10,000(7)
Officer, Treasurer and .  2003   112,901         -    25,000(4)             -
Secretary

ROBERT A. GODDARD(5) . .  2003    61,539         -       5,000              -
Former Chief Financial .     -         -         -           -              -
Officer, Treasurer and .     -         -         -           -              -
Secretary

(1) On May 19, 2004 Mr. Latorella was granted incentive stock options to purchase 70,000 Class A Voting Common Stock with an average exercise price of $70.05 per share on a post recapitalization basis. On December 18, 2003, Mr. Latorella was granted incentive stock options to purchase 85,000 and 100,000 Class A Voting Common Stock and on November 3, 2003, 2,000 Class B Non-Voting Common Stock with exercise prices of $12.50, $50.00, and $10.00 per share respectively on a post recapitalization basis.

(2) Mr. Latorella and his family are allowed use of company vehicles, the value of which is approximately $1,100 per month to Mr. Latorella.

(3) Mr. Fields commenced his employment with us in 2001. Mr. Fields became an executive officer with the Company on March 31, 2003.

(4) On May 19, 2004, Mr. Fields was granted incentive stock options to purchase 20,000 shares of Class A Voting Common Stock with an exercise of $19.50 per share on a post recapitalization basis, and in 2003, 1,250,000 shares of Class A Voting Common Stock with an average exercise price of $10.50 per shareon a post recapitalization basis.

(5) Mr. Goddard ceased employment with us on March 31, 2003. As part of a severance arrangement that we entered into with Mr. Goddard, an incentive stock option to purchase 20,000 shares of Class A Voting Common Stock owned by Mr. Goddard was cancelled and, in lieu of that option, Mr. Goddard was issued a fully vested non-qualified stock option to purchase 5,000 shares of Class A Voting Common Stock with an exercise price of $0.15 per share.

(7) Beginning in April 2004, Mr. Fields was allowed the use of a company-leased vehicle, the value of which is approximately $1,100 per month.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR




                                        Number Of Secu-     Percent of Total
                                       rities Underlying     Options/SARs
                                          Options/SARs        Granted To      Exercise Of
                                            Granted          Employees In      Base Price   Expiration
Name                                          (#)            Fiscal Year         ($/Sh)     Date
-------------------------------------  -------------------  ----------------  -----------  ------------
Jon R. Latorella. . . . . . . . . . .                  -                  -             -             -
President and Chief Executive Officer                  -                  -             -             -

James C. Fields . . . . . . . . . . .                  -                  -             -             -
Acting Chief Financial Officer. . . .                  -                  -             -             -

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT As of the close of business on December 31, 2005, there were 5,693,789 shares of Common Stock issued and outstanding. There were also unexercised options and warrants issued to purchase 3,103,203 shares of Common Stock (including both vested and unvested options) outstanding on that date.

     The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on December 31, 2005, by:
-Each  of  our  directors;
-Each  of  our  executive  officers;
-Each person known to us to beneficially own more than 5% of either class of our common stock; and
-All  of  our  directors  and  executive  officers  as  a  group.
Beneficial  ownership  is  determined  in  accordance  with  the  rules  of  the
Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock underlying options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2005 are deemed outstanding, while such shares are not deemed outstanding for computing percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder. Each of our directors and executive officers can be contacted at 100 Cummings Center, Suite 235M, Beverly, Massachusetts 01915.



                                   NUMBER OF SHARES          PERCENTAGE
BENEFICIAL OWNER                   BENEFICIALLY OWNED          OF CLASS
--------------------------         ------------------          --------
Directors
JON R. LATORELLA                           983,735(1)            15.88%
SONIA P. BEJJANI                            92,508(2)             1.60%
RALPH CARUSO                                22,944                    *
DAVID SKERRETT                               1,995(3)                 *
JOHN P. HOULIHAN                            80,595(4)             1.41%
PETER ZEKOS                                 20,700(5)                 *
CHRIS ROMEO                                     -                     -
MIKE RYAN                                       -                     -
THOMAS MURPHY                               30,650(6)                 *
Officers
JAMES C. FIELDS                             65,000(7)             1.13%

5%  or  More  Shareholders

SPECIAL  SITUATION  FUNDS
153  E.  53rd  Street
55th  Floor
New York, NY  10022                      1,410,000(8)            23.14%
SRB  GREENWAY  CAPITAL
300  Crescent  Court
Suite  1111
Dallas, TX 75201                           282,000(9)             4.88%

All directors and executive
officers as a group (10 persons)         2,990,127(10)           43.52%
___________________________
*     Less  than  one  percent  of  outstanding  shares.

                                                                              38

                                                                               1
(1) Includes 499,475 shares issuable upon exercise of a fully vested stock options, with a weighted average exercise price of $17.45 per share.
(2) Includes 90,000 shares issuable upon exercise of a fully vested stock options, with an average exercise price of $26.16 per share.
(3) Consists of 225 held in IRA and 1,770 in trusts for which he is the custodian.
(4) Includes 1,500 shares held by the Houlihan Trust, over which Mr. Houlihan has voting and dispositional authority. Also includes 24,900 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $62.07 per share.
(5) Includes 700 shares issuable upon exercise of a fully vested stock options, with an average exercise price of $15.00 per share.
(6) Includes 21,950 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $69.63 per share
(7) Includes the vested portion of stock incentive stock options to purchase up to 65,000 shares with a weighted average exercise price of $11.65 per share.
(8) Includes 505,000 shares and 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Fund III, L.P. and 505,000 shares 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Private Equity Fund, L.P.

(9) Includes 166,206 shares and 65,824 shares issuable upon the exercise of warrants with an exercise price of $0.15 per share held by SRB Greenway Capital,
(QP), L.P., 21,856 shares and 8,656 shares issuable upon the exercise of warrants with an exercise price of $0.15 per share held by SRB Greenway Capital, L.P., and 13,938 shares and 5,520 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by SRB Greenway Offshore Operating Fund, L.P.
(10)     ncludes1,167,575  shares  issuable  upon  the  exercise  of  warrants

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

     As Mr. Latorella was employed by us on January 3, 2003, this loan has been forgiven in accordance with its terms, and, in accordance with the loan's terms, we made a tax equalization payment to Mr. Latorella in 2004 in the amount of approximately $147,000. As of 2004, no further obligation existed under this note.

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

USE  OF  COMPANY  CARS.

Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,500 per month.

JAMES  C.  FIELDS

Mr.  Fields  is  our  Acting  Chief  Financial  Officer.

     STOCK  OPTION

On December 18, 2003, was issued incentive stock options to purchase 10,000 shares of our Class A Voting Common Stock with an exercise price of $12.50 per share on a post recapitalization basis. In 2004, Mr. Fields was issued incentive stock options to purchase 20,000 shares of our Class A Voting Common Stock with an exercise price of $19.50 per share on a post recapitalization basis.

     USE  OF  COMPANY  CARS.

Mr. Fields is allowed use of a company car, the value of which is approximately $1,100 per month.

THOMAS  GARLOCK

     Mr.  Garlock  is  a  former  member  of  our  Board  of  Directors.

     NON-EMPLOYEE  DIRECTORS  STOCK  OPTION  AND  COMPENSATION  POLICY

On March 28, 2003, Mr. Garlock was issued an option to purchase 700 shares of our Class B Non-voting Common Stock for $7.50 per share on a post recapitalization basis pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Garlock was issued an option to purchase 2,000 shares of our Class B Non-voting Common Stock for $10.00 per share on a post recapitalization basis and was paid $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004, Mr. Garlock was issued an option to purchase 20,000 shares of our Class A Voting Common Stock for $75.00 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

JOHN  HOULIHAN

     Mr.  Houlihan  is  a  member  of  our  Board  of  Directors.

     NON-EMPLOYEE  DIRECTORS  STOCK  OPTION  POLICY

     On March 28, 2003, Mr. Houlihan was issued an additional option to purchase 700 shares of our Class B Non-voting Common Stock for $7.50 per share on a post recapitalization basis pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Houlihan was issued an option to purchase 2,000 shares of our Class B Non-voting Common Stock for $10.00 per share and was paid $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr. Houlihan was issued an option to purchase 20,000 shares of our Class A Voting Common Stock for $75.00 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

GERARD  SCALLEY

     Mr.  Scalley  is  a  former  member  of  our  Board  of  Directors.

     NON-EMPLOYEE  DIRECTORS  STOCK  OPTION  AND  COMPENSATION  POLICY

     On November 3, 2003, Mr. Scalley was issued an option to purchase 2,000 shares of our Class B Non-voting Common Stock for $10.00 per share on a post recapitalization basis and was paid $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr. Scalley was issued an option to purchase 20,000 shares of our Class A Voting Common Stock for $75.00 per share on a post recapitalization basis pursuant to our Non-employee Directors Stock Option and Compensation Policy.

ROBERT  KITE

Mr. Kite is former member of our Board of Directors. Mr. Kite was appointed to the Board in December 2002.

     NON-EMPLOYEE  DIRECTORS  STOCK  OPTION  AND  COMPENSATION  POLICY

     On March 31, 2003, Mr. Kite was issued a warrant to purchase 700 shares of our Class B Non-voting Common Stock for $7.50 per share pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Kite was issued an option to purchase 2,000 shares on a post recapitalization basis of our Class B Non-voting Common Stock for $10.00 per share on a post recapitalization basis and was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr. Kite was issued an option to purchase 20,000 shares of our Class A Voting Common Stock for $75.00 per share pursuant to our Non-employee Directors Stock Option and Compensation Policy.

THOMAS  MURPHY

     Mr. Murphy is a member of our Board of Directors. Mr. Murphy joined the Board on March 28, 2003.

     NON-EMPLOYEE  DIRECTORS  STOCK  OPTION  AND  COMPENSATION  POLICY

     On March 28, 2003, Mr. Murphy was issued a warrant to purchase 700 shares of our Class B Non-voting Common Stock for $7.50 per share on a post recapitalization basis pursuant to our Non-employee Directors Stock Option Policy. On November 3, 2003, Mr. Murphy was issued an option to purchase 2,000 shares of our Class B Non-voting Common Stock for $10.00 per share on a post recapitalization basis and was $10,000 pursuant to our Non-employee Directors Stock Option and Compensation Policy. In 2004 Mr. Murphy was issued an option to purchase 20,000 shares of our Class A Voting Common Stock for $75.00 per share on a post recapitalization basis pursuant to our Non-employee Directors Stock Option and Compensation Policy.

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

       On December 2, 2005, we filed a Form 8-K and reported under item8.01 in which we notified NASDAQ that we would be effectuating the shareholder approved combination of its Class B Non-Voting Common Stock into Class A Voting Common Stock, and then a 1 for 50 reverse stock split into a single class of Common Stock.

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

10.25 Placement Agent Agreement, dated June 5, 2003 by and among LocatePLUS Holdings Corporation, Dutchess Private Equities Fund, L.P. and Oftring & Company, Inc.(7)
10.26     Securities  Purchase  Agreement  dated  June  17, 2004, by and between
LocatePLUS  Holdings  Corporation  and  the  Purchaser  named  therein.(8)
10.27     Convertible  Term  Note dated June 17, 2004, by and between LocatePLUS
Holdings  Corporation  and  the  Purchaser  named  therein.(8)
10.28 Registration Rights Agreement dated June 17, 2004, by and between LocatePLUS Holdings Corporation and the Purchaser named therein.(8)
10.29 Common Stock Purchase Warrant issued to the Purchaser under the Securities Purchase Agreement.(8)
10.30 Master Security Agreement dated June 17, 2004, by LocatePLUS Holdings Corporation and its subsidiaries.(8)
10.31 Stock Pledge Agreement dated June 17, 2004, by and among thePurchaser, LocatePLUS Holdings Corporation and its subsidiaries.(8)
10.7 Subsidiary Guaranty dated June 17, 2004, by the subsidiaries of LocatePLUS Holdings Corporation.(8)
23.4     Consent  of  Livingston  &  Haynes,  P.C.
31.1     302  Certification  of  the  Chief  Executive  Officer
31.2     302  Certification  of  the  Chief  Financial  Officer
32     906  Certification  of  C.E.O.  and  C.F.O.

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
AUDIT  FEES
     During 2005, our principal accountant, Livingston & Haynes, P.C. (L&H) billed $81,700 in connection with the audit of our annual financial statements and the review of our quarterly financial statements. In 2004 Carlin, Charron & Rosen (CCR) billed $45,384 for such services.
TAX  FEES
     During 2005, L&H billed us $10,000 for tax related services. During 2004, CCR billed $9,880 for such services.
ALL  OTHER  FEES.
     During 2005 the Company paid $7,000 in fees to L&H relating to the registration of securities.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               LOCATEPLUS  HOLDINGS  CORPORATION


               By:  /s/  Jon  R.  Latorella
               Jon  R.  Latorella,  President  and  Chief  Executive  Officer

               May  10,  2006

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of LocatePLUS Holdings Corporation
Beverly,  Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation and its subsidiaries as of December 31, 2005, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2005, and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2005 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/LIVINGSTON  &  HAYNES,  P.C.
Livingston  &  Haynes,  P.C.
Wellesley,  Massachusetts

March 22,  2006

LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .  $    610,736
  Accounts receivable, trade - net . . . . . . .     4,432,854
  Prepaid expenses and other current assets. . .       739,013
  Notes receivable . . . . . . . . . . . . . . .       177,600
                                                  ------------
      Total current assets . . . . . . . . . . .     5,960,203
                                                  ------------

Property and equipment, net. . . . . . . . . . .     2,603,483
Other assets . . . . . . . . . . . . . . . . . .       180,646
                                                  ------------

      Total assets . . . . . . . . . . . . . . .  $  8,744,332
                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .     1,858,486
  Accrued expenses . . . . . . . . . . . . . . .       222,633
  Deferred revenue . . . . . . . . . . . . . . .        78,387
  Current portion of capital lease obligation. .       187,155
  Notes Payable. . . . . . . . . . . . . . . . .     2,720,006
  Convertible notes payable. . . . . . . . . . .             -
                                                  ------------

      Total current liabilities. . . . . . . . .     5,066,667

Capital lease obligation, net of current portion        46,691
Notes payable. . . . . . . . . . . . . . . . . .        16,145
                                                  ------------

      Total liabilities. . . . . . . . . . . . .     5,129,503
                                                  ------------

Commitments and contingencies. . . . . . . . . .            --

Stockholders' equity:
  Class A common stock, $0.01 par value;
     150,000,000 shares authorized;
     0 shares issued and outstanding at
     December 31, 2005 . . . . . . . . . . . . .             -
  Class B common stock, $0.01 par value,
     250,000,000 shares authorized;
     0 shares issued and outstanding at
     December 31, 2005 . . . . . . . . . . . . .             -
  Common Stock, $0.01 par value,
      25,000,000 shares authorized;
      5,693,789 shares issued and
      outstanding at December 31, 2005 . . . . .        56,938
  Additional paid-in capital . . . . . . . . . .    37,421,622
  Warrants . . . . . . . . . . . . . . . . . . .     2,805,892
  Impairment on assets . . . . . . . . . . . . .      (831,500)
  Accumulated deficit. . . . . . . . . . . . . .   (35,838,123)
                                                  ------------

      Total stockholders' equity . . . . . . . .     3,614,829
                                                  ------------

      Total liabilities and stockholders' equity  $  8,744,332
                                                  ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements.

LOCATEPLUS HOLDINGS CORPORATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED
                                                DECEMBER 31,
                                           2005           2004

Revenues
   Information sales - CD Rom . . . .  $    480,412   $   550,923
   Information sales - online . . . .     6,257,679     4,107,714
   Information sales - channel. . . .     4,358,038     1,028,650
   Information sales - wireless . . .        11,908        13,095
   Engineering services . . . . . . .       505,000       562,200
                                       ------------   -----------
   Total revenues . . . . . . . . . .    11,613,037     6,262,582
                                       ------------   -----------

Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . .       133,612        96,683
      Online and channel. . . . . . .     4,055,417     3,652,714
      Wireless. . . . . . . . . . . .             -           870
      Engineering . . . . . . . . . .       123,750       124,175
   Selling and marketing. . . . . . .     2,492,172     1,900,984
   General and administrative . . . .     7,537,444     6,467,306
   Research and Development . . . . .       214,287       316,941
                                       ------------   -----------
      Total operating expenses. . . .    14,556,682    12,559,674
                                       ------------   -----------
Operating loss. . . . . . . . . . . .   ( 2,943,645)   (6,297,091)

Other income (expense):
   Interest income. . . . . . . . . .        57,256       159,461
   Interest expense . . . . . . . . .    (2,705,835)     (747,279)
   Interest expense - amortization
      of discounts. . . . . . . . . .             -      (193,131)
   Other income . . . . . . . . . . .        (7,952)       30,280
   Impairment of Note Receivable. . .             -      (500,000)
                                       ------------   -----------
Net loss. . . . . . . . . . . . . . .  $( 5,600,176)  $(7,547,760)
                                       ------------   -----------
Basic and diluted net loss per share.  $      (1.56)  $     (2.34)

Shares used in computing basic
   and diluted net loss per share . .     3,582,049     3,230,121


See Independent Auditors' Report and Notes to Consolidated Financial Statements.




LOCATEPLUS HOLDINGS CORPORATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     CLASS A                      CLASS B            ADDITIONAL    WARRANTS
                            COMMON STOCK           COMMON STOCK                 COMMON STOCK           PAID-IN         -
                          SHARES    AMOUNT      SHARES         AMOUNT        SHARES       AMOUNT       CAPITAL         -
Balance at
December 31, 2003 . . .          -        -    76,076,691   $   760,767    72,898,596   $ 728,986   $ 20,967,471   $2,237,448
Issuance of shares. . .                         2,791,532        27,915                                  502,460
Issuance of shares. . .                         8,600,841        86,008                                3,228,850
Exercise of
options @ $0.15 . . . .                           250,000         2,500                                   35,000
Exercise of options . .                         3,604,350        36,044                                  107,327
Net Issuance options
/warrants exercised . .                           964,821         9,648       260,582       2,606        (12,254)
Warrants exercised. . .                             1,000            10        10,000         100          2,589
Issuance of common
stock in exchange
for services. . . . . .                         4,601,743        46,017                                  560,065      173,339
Net loss for the year
ended December 31, 2004
                         ---------  -------  -------------  ------------  ------------  ----------  -------------  ----------
Balance at
December 31, 2004 . . .          -        -    96,890,978       968,909    73,169,178     731,692     25,391,508    2,410,787
Issuance of shares. . .          -        -    16,121,047       161,211     1,336,552      13,366      1,641,979
Combine Class B
common into Class A . .                        74,505,730       745,058   (74,505,730)   (745,058)
Effect 1 for 50
reverse split . . . . .  3,900,789  $39,008  (187,517,755)   (1,875,178)                               1,836,170
Conversion of Notes
Payable . . . . . . . .  1,793,000   17,930                                                            8,551,965      395,105
Services performed
for Stock . . . . . . .
Impairment on Assets. .

Net loss for the
year ended
December 31, 2005 . . .
                         ---------  -------  -------------  ------------  ------------  ----------  -------------  ----------
Balance at
December 31, 2005 . . .  5,693,789   56,938             -             -             -           -     37,421,622    2,805,892
                         =========  =======  =============  ============  ============  ==========  =============  ==========

LOCATEPLUS HOLDINGS CORPORATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             STOCK             -              -              TOTAL
                          SUBSCRIPTION   IMPAIRMENT ON      ACCUM        STOCKHOLDERS'
                           RECEIVABLE       ASSETS         DEFICIT     EQUITY (DEFICIT)
Balance at
December 31, 2003 . . .  $                              $(22,690,187)  $      2,004,485
Issuance of shares. . .                                                         530,375
Issuance of shares. . .                                                       3,314,858
Exercise of
options @ $0.15 . . . .                                                          37,500
Exercise of options . .                                                         143,371
Net Issuance options
/warrants exercised . .                                                               -
Warrants exercised. . .                                                           2,699
Issuance of common
stock in exchange
for services. . . . . .       (488,558)                                         290,863
Net loss for the year
ended December 31, 2004                                   (7,547,760)        (7,547,760)
                         --------------  -------------  -------------  -----------------
Balance at
December 31, 2004 . . .       (488,558)                  (30,237,947)        (1,223,609)
Issuance of shares. . .                                                       1,816,556
Combine Class B
common into Class A . .                                                               -
Effect 1 for 50
reverse split . . . . .                                                               -
Conversion of Notes
Payable . . . . . . . .                                                       8,965,000
Services performed
for Stock . . . . . . .        488,558                                          488,558
Impairment on Assets. .                       (831,500)                        (831,500)

Net loss for the
year ended
December 31, 2005 . . .                                   (5,600,176)        (5,600,171)
                         --------------  -------------  -------------  -----------------
Balance at
December 31, 2005                    -        (831,500)  (35,838,123)         3,614,829
                         ==============  =============  =============  =================


See Independent Auditors' Report and Notes to Consolidated Financial Statements.


LOCATEPLUS HOLDINGS CORPORATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                             2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . .   ($5,600,176)   ($7,547,760)
  Adjustments to reconcile net loss to
    net cash used in operating activities: . . . . . .             -              -
     Depreciation and amortization
       of property and equipment . . . . . . . . . . .     1,026,805        943,473
          Provision for doubtful accounts. . . . . . .        (7,768)        69,573
          Interest expense related to
            warrants issued with debt. . . . . . . . .       199,375        193,131
          Services performed and interest
            expense in exchange for stock. . . . . . .       958,643              -
          Amortization of intangible assets. . . . . .       133,454        158,551
          Impairment of Note Receivable. . . . . . . .             -        500,000
          Expense recorded for fair value
              of stock, options, and
              warrants issued for services . . . . . .             -        290,864
          Changes in assets and liabilities:
             Accounts receivable . . . . . . . . . . .    (3,468,376)     ( 457,472)
             Prepaid expenses and other assets . . . .      (430,949)       345,099
             Other assets. . . . . . . . . . . . . . .       149,777      ( 476,909)
             Accounts payable. . . . . . . . . . . . .      (174,070)       809,756
             Accrued expenses. . . . . . . . . . . . .        (9,536)      (206,283)
             Deferred revenue. . . . . . . . . . . . .        20,143       ( 42,105)
                                                        -------------   ------------
             Net cash used in operating activities . .    (7,202,677)   ( 5,420,082)
                                                        -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:. . . . . . . . .             -              -
   Principal repayment of
    purchased note receivable. . . . . . . . . . . . .       453,070        422,500
  Purchase of note receivable. . . . . . . . . . . . .      (175,211)     ( 119,638)
  Purchases of property and equipment. . . . . . . . .      (629,636)     ( 647,517)
                                                        -------------   ------------
             Net cash provided by investing activities      (351,777)      (344,655)
                                                        -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:. . . . . . . . .             -              -
  Repayment of debt. . . . . . . . . . . . . . . . . .    (4,331,363)   ( 1,013,911)
  Proceeds from issuance of debt . . . . . . . . . . .    10,640,653      4,250,000
  Financing fees on issuance of debt . . . . . . . . .     ( 312,000)
  Payments of obligations under capital lease. . . . .      (595,446)    (1,246,893)
  Proceeds from issuance of common stock
   and collection of stock . . . . . . . . . . . . . .             -              -
    subscriptions receivable, net of issuance costs. .     1,264,407      3,751,558
                                                        -------------   ------------
             Net cash provided by financing activities     6,978,251      5,428,754
                                                        -------------   ------------
Net (decrease) increase in cash and cash equivalents .      (576,203)     ( 335,983)

Cash and cash equivalents, beginning of period . . . .     1,186,939      1,522,922
                                                        -------------   ------------
Cash and cash equivalents, end of period . . . . . . .       610,736      1,186,939
                                                        =============   ============
Supplemental disclosures of
   cash flows information:
Cash paid for interest . . . . . . . . . . . . . . . .  $  2,284,726   $    691,429

Supplemental disclosure of non-cash
   investing and financing activities: . . . . . . . .             -              -
Acquisition of property and equipment
   under capital leases. . . . . . . . . . . . . . . .             -   $    805,431
Relative fair value of detachable warrants
   issued in conjunction with convertible debt . . . .  $    395,105        268,866
Issuance of common stock for
   subscription receivable . . . . . . . . . . . . . .             -        488,558
Fair value of warrants issued in
   conjunction with services . . . . . . . . . . . . .             -        261,308



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

     LIQUIDITY  AND  OPERATIONS
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial losses in each of the last two years, and has incurred an accumulated deficit of approximately $35 million through December 31, 2005. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements don not include any adjustments that might result from the outcome of this uncertainty.

     The Company raised approximately $8 million, $4 million, and $2.4 million of equity during 2005, 2004, and 2003 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Common Stock and certain customary closing conditions. The Company sold 369,535 shares, after adjusting for a 1 for 50 reverse split on December 12, 2205, for a total $5.0 Million in net proceeds from the investor through December 31, 2005.

     During December 2005, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $10 million in shares of the Company's Common Stock to the investor at a purchase price equal to 93% of the lowest closing bid price for the Company's Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Common Stock and certain customary closing conditions. No shares have yet been sold under this agreement

     Management's plans include increasing sales, expanding infrastructure, and hiring additional staff. To accomplish this will require additional financing. Management plans to explore both debt and equity options, which the board of directors is willing to pursue.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     CASH  EQUIVALENTS
     The Company considers all money market funds, bank certificates of deposit, and short term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     CONCENTRATION  OF  CREDIT  RISK
     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. The risk with respect to accounts receivable is minimized by the large number of customers comprising the Company's customer base, none of which are individually significant and by their dispersion across many geographical regions. The Company generally does not require collateral, but evaluations of customers' credit and financial condition are performed periodically.

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

                                                      YEAR  ENDED  DECEMBER  31
                                                         2005          2004
                                                 --------------     ------------
Net loss - reported                              $ ( 5,600,176)     $(7,547,760)
Amortization of stock compensation expense          (1,289,122)      (1,367,513)
                                                 --------------     ------------
Pro forma net loss                                $ (6,889,298)     $(8,915,273)
                                                  =============     ============
Pro forma net loss per share - basic and diluted        $(1.92)          $(2.76)
                                                        =======          =======

     The weighted average fair value of options granted during 2004 and $1.50 adjusting for the recapitalization. The Company recognizes forfeitures as they occur. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods.

     In 2004, the fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 34%; average risk-free interest rate of 4.03%; and an expected option holding period of 6 years.

     In 2005, the fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 30%; average risk-free interest rate of 4.37%; and an expected option holding period of 6 years.

     ADVERTISING
     The  Company  charges  advertising  costs  to  operations  when  incurred.
Advertising  expense  was  $576,715  in  2005  and  $308,500  in  2004.

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

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2005, net income would have been reduced by approximately $1.3 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

3.     ACCOUNTS  RECEIVABLE,  TRADE
     Trade accounts receivable are presented net of an allowance for doubtful collections of $172,263 at December 31, 2005. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     Prepaid expenses and other current assets primarily consist of approximately $303,934 in prepaid insurance and data, $115,000 in fees for financing that are being amortized over the length of the term, and $46,000 in interest receivable on notes receivable.

5.     NOTES  RECEIVABLE

Demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. Interest income on the note receivable was approximately $34,190 in 2005 and $137,291 in 2004 and $319,092 is unpaid at December 31, 2004 and is included in prepaid expenses and other current assets. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance. The remaining principal balance at December 31, 2005 was $358,508.

Unsecured note receivable with an unrelated entity. There is an oral agreement to advance up to $250,000 on this note. There is no business relationship between the Company and this entity or any officers or directors of either company, except that the Company is currently performing some administrative and bookkeeping services for the unrelated entity in exchange for approximately $1,000 per month. The Company has advanced as much as $250,000 to this unrelated entity in the form of cash and services. At December 31, 2005 there was no outstanding balance on this account.

7.     PROPERTY  AND  EQUIPMENT
     Property  and  equipment  at  December 31, 2005, consists of the following:

Equipment                             $ 4,518,977
Vehicles                                  102,954
Software                                  751,649
Furniture and fixtures                    389,783
Leasehold improvements                    618,093
                                      -----------
                                        6,381,456

Less accumulated depreciation and
     amortization                       3,777,973
                                      -----------
Property and equipment, net           $ 2,603,483
                                      ===========

     The carrying value of assets under capital leases was $ 952,661 , net of amortization of
     $  1,017,338,  as  of  December  31,  2005.

     Depreciation and amortization expense was $1,160,259 and $943,473 for the years ended December 31, 2005 and 2004, respectively, which includes amortization expense on the equipment under capital lease of $ 398,043 and $353,835 for the years ended December 31, 2005 and 2004, respectively.

8.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     Prepaid expenses and other current assets consist of the following at December 31, 2005:

   Accrued interest receivable          $  45,961
   Prepaid expenses                       427,735
   Deferred financing costs               115,000
   Other                                  150,317
                                        ---------
   Total                                $ 739,013
                                        =========

9.     OTHER  ASSETS
     Other  assets  consist  of  the  following  at  December  31,  2005:

Restricted trading securities                                          $  43,500
Customer lists and non-compete agreement net of amortization           $  44,182
Deferred financing costs                                                       -
Security deposits                                                         92,964
                                                                       ---------
                                                             Total     $ 180,646
                                                                       =========

     Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was at valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $894,000, as such 200,000 shares were exchanged for the service. At December 31, 2005, the 10-day trailing average closing price was $.29 per share, or the value of the shares was $58,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $831,500 and the adjusted carrying value is now $67,500.

10.     ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  at  December  31,  2005:

    Payroll and related taxes                $  86,635
    Accounting, legal and professional fees     82,500
    Other                                       53,498
                                             ---------
    Total                                    $ 222,633
                                             =========

11.     NOTES  PAYABLE
     Convertible promissory note, due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at December 31, 2005, is $1,714,000. The remaining debt is due in 2006. In conjunction with the issuance of these notes, the Company issued warrants to purchase 2,500,000 shares of Class B Non-Voting Common stock with a weighted average exercise price of $0.14.

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

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no un-issued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock. Effective December 2005 that debt was converted to common stock.

12.     COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES
     The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2007. Rent expense amounted to $563,180 and $476,292 during 2005 and 2004, respectively.

     Future minimum payments under non-cancelable operating leases are as follows:

YEAR  ENDING  DECEMBER  31,
   2006          $  542,684
   2007              92,255
   2008               6,306
                 ----------
   Total         $  641,245
                 ==========

CAPITAL  LEASES
     The Company acquired equipment under long-term capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases.
     The following is a schedule by years of future minimum lease payments under the capital leases, together with the net present value of the minimum lease payments at December 31, 2005.

YEAR  ENDING  DECEMBER  31,

  2006                             $  207,156
  2007                                 49,536
                                   ----------
                                      256,692
  Less: amounts representing
   interest and executory costs        22,571
                                   ----------
  Present value of future
   minimum lease payments             234,121

  Less:  current portion of
   obligation under capital lease     207,156
                                   ----------
  Long-term obligation under
   capital lease                     $ 26,965
                                   ==========

     LICENSE  AGREEMENTS
     The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers. In 2005 and 2004, the Company recorded $2,906,465 and $2,617,681 respectively in costs related to these agreements. In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data. The Company is required to make minimum payments under these agreements as follows:

YEAR  ENDING  DECEMBER  31,

  2006                  $  145,000
                        ----------
                        $  145,000
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

14.     INCOME  TAXES

     Deferred  tax  assets  consist  of  the  following  at  December  31:

                                                   2005

Net operating loss carry forwards            $12,000,000
   Depreciation and amortization                 350,000
   Bad debt reserve                               85,000
   Investment loss                               400,000
   Capitalized research and development        1,000,000
                                             -----------
Gross deferred tax assets                     13,835,000

Valuation allowance                          (13,835,000)
                                             -----------
                                             $        -

The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

At December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $ 30,000,000. The federal and state net operating loss carryforwards expire through 2025.

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

     On December 5, 2005, the Company amended its articles of incorporation wherein it combined each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock with 400,000,000 authorized.

     On December 12, 2005, the Company amended its articles of incorporation to effect a one-for-fifty reverse split of the common stock and to increase the authorized from the resulting split of 8,000,000 to 25,000,000.

     As of December 31, 2005, a total of 3,103,203 shares of Common Stock were reserved for issuance upon exercise of outstanding stock option and warrant agreements.

     STOCK  OPTIONS  AND  WARRANTS
     During 2004, the Company issued warrants to purchase 51,400 shares of Class A Voting Common Stock at an average exercise price of $20.00 per share, adjusting for the effects of the reverse split, to third parties in exchange for services. The Company recorded a discount to Note payable or expense of $173,339 associated with these warrants.

     During 2005, the Company issued warrants to purchase 1,574,780 shares of Common Stock at an average exercise price of $6.31 per share to third parties in exchange for services. The Company recorded a discount to Note payable or expense of $413,321 associated with these warrants.

     During 2004, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 18% volatility, 3.9% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock average value of $20.00 per share adjusting for the effects of the reverse split.

     During 2005, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 20% volatility, 3.9% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock average value of $5.00 per share.

     As of December 31, 2005, there were a total of 2,400,077 options and warrants outside the Stock Plans.

16.     STOCK  OPTION  PLANS

     On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the "1999 Plan"). Under the terms of the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the Plan. A maximum of 15,000,000, shares, or 300,000 after adjusting for the reverse split, of Class A Voting Common Stock has been approved for issuance under the 1999

Plan of which 5,070 post split shares are available for grant at December 31, 2005. The options are not transferable except by will or domestic relations order.

     On March 28, 2003, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan (the "2003 Plan") which was approved by the stockholders at the May 29, 2003 annual meeting. Under the terms of the 2003 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the 2003 Plan. A maximum of 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class A Voting Common Stock and 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class B Non-Voting Common Stock, or a combined total of 1,000,000 post split shares have been approved for issuance under the 2003 Plan of which 486,000 are available for grant at December 31, 2005. The options are not transferable except by will or domestic relations order.

     The Board of Directors determines the exercise price and vesting period of the options at the date of grant. The exercise price for incentive stock options shall not be less than 100% of the fair market value of the Company's stock on the date of grant. The option exercise period will not exceed ten years from the date of grant. The options are generally fully exercisable when issued to directors and consultants and exercisable 25% per year and continuing over four years for employees (based on continual employment). If a grantee owns stock representing more than 10% of the outstanding shares on the date such an incentive option is granted, the price shall be at least 110% of fair market value and the maximum term of the options will be five years. The following table presents activity under the Plans adjusting for the reverse split for the years ended December 31, 2005 and 2004:

                                         WEIGHTED
                                          AVERAGE
                                         EXERCISE
                                   SHARES     PRICE

Outstanding at December 31, 2003      509,515     18.54
Issued                                320,920     40.00
Exercised                             (83,250)     3.00
Canceled                              (53,895)    10.50
                                     ---------  -------
Outstanding at December 31, 2004      693,290     30.96
Issued                                 10,200     17.00
Exercised                                 -          -
Canceled                              (3,364)     11.00
                                     ---------  -------
Outstanding at December 31, 2005     700,126      30.86
                                     =========  =======
     The following summarizes information relating to options outstanding at December 31, 2005:


                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                -----------------------------------   -----------------------
                            WEIGHTED
                            AVERAGE       WEIGHTED                   WEIGHTED
RANGE OF                   REMAINING      AVERAGE                     AVERAGE
EXERCISE                  CONTRACTUAL     EXERCISE                   EXERCISE
PRICE            SHARES   LIFE (YEARS)     PRICE       SHARES           PRICE

$0.00-10.00      234,351     6.20     $     9.66      177,876     $      9.62

$10.00-15.00     109,775     7.85     $    12.51      109,275     $     12.51

$15.00-75.00     356,000     8.26     $    49.88      344,000      $    50.95
                --------                             --------
                 700,126     7.51     $    30.56      631,151      $    32.65


LOCATEPLUS  HOLDINGS  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -(CONTINUED)

17.     DEFINED  CONTRIBUTION  RETIREMENT  PLAN
     The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may make discretionary matching contributions up to 1% of employee contributions. Company contributions vest ratably over a six-year period. Company matching contributions amounted to $7,133 and $6,022 in 2005 and 2004, respectively.

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

                                  FOR THE YEAR ENDED DECEMBER  31,
                                                      2005                2004
Information  sales:
CD Rom                                           $   469,493          $  550,923
Online and Channel                                10,615,717           5,136,364
                                                 -----------          ----------
Total information sales                           11,085,210           5,687,287
                                                 ===========          ==========
Costs  of  Information  sales:
CD Rom                                               133,612              96,683
Online and Channel                                 4,055,417           3,652,714
                                                 -----------          ----------
Total costs of Information sales                    4,189,029          3,749,397
                                                 ===========          ==========


19.     SUBSEQUENT  EVENTS

Included in accounts payable at year end was an amount of $300,000 due under one data contract. The amount was payable pursuant to an acceleration clause that allowed the provider to accelerate payment terms under certain conditions. This amount was paid in full in January.

     In January, a bonus was paid to the CEO in the amount of $325,000 to compensate for services covering 2005 and 2006.

     Subsequent to December 31, 2005, the company became delinquent on interest payments in the amount of $5,626 on certain notes payable. As of March 31, 2006 these payments were brought current.






                         See Independent Auditors Report