Form 10QSB
period 2006-03-31
LOCATEPLUS HOLDINGS CORP
filed 2006-05-30
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended   March  31,  2006
                                          ----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-12 of the Exchange Act).
                                                                  Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                                        Outstanding at April 30,  2006
Common, $0.01 par value per share                        6,483,289

Transitional  Small  Business  Disclosure  Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


     PAGE
     ----
PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  Financial  Statements
     Consolidated condensed balance sheets
       as of March 31, 2006 (un-audited) and
       December  31,  2004 . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Un-audited  consolidated  condensed
       statements of operations for the three
       months  ended March 31, 2006 and 2005 . . . . . . . . . . . . . . . . . 2
     Un-audited  consolidated  condensed
       statements of cash flows for the three
       months ended March 31, 2006 and 2005. . . . . . . . . . . . . . . . . . 3
     Notes to un-audited  consolidated
       condensed financial statements. . . . . . . . . . . . . . . . . . . . . 4
ITEM  2. Management's Discussion and Analysis
       of Financial Condition and Results
       of  Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
ITEM  3.  Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . . .14
PART  II  -  OTHER  INFORMATION
ITEM  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .15
ITEM  2.  Unregistered Sales of Equity Securities and Use of Proceeds. . . . .15
ITEM  3.  Defaults  Upon  Senior  Securities . . . . . . . . . . . . . . . . .15
ITEM  4.  Submission  of  Matters  to  Vote  of  Security  Holders . . . . . .15
ITEM  5.  Other  Information . . . . . . . . . . . . . . . . . . . . . . . . .15
ITEM  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . .15
SIGNATURES  AND  CERTIFICATION . . . . . . . . . . . . . . . . . . . . . . . .16

PART  I  .  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     MARCH 31,
                                                       2006        DECEMBER 31,
                                                   (UN-AUDITED)      2005
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $    236,277   $     610,736
  Accounts receivable, less allowance
    for doubtful accounts of 152,315 and
    172,263 at March 31, 2006 and
    December 31, 2005 respectively. . . . . . . .     4,003,249       4,432,854
  Prepaid expenses and other current assets . . .     1,000,773         739,013
  Notes receivable. . . . . . . . . . . . . . . .       177,600         177,600
                                                   -------------  --------------
      Total current assets. . . . . . . . . . . .     5,267,899       5,960,203
                                                   -------------  --------------
Property and equipment, net . . . . . . . . . . .     2,410,188       2,603,483
Other assets. . . . . . . . . . . . . . . . . . .       193,730         180,646
                                                   -------------  --------------
      Total assets. . . . . . . . . . . . . . . .  $  8,021,817   $   8,744,332
                                                   =============  ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .     1,674,949       1,858,486
  Accrued expenses. . . . . . . . . . . . . . . .        87,178         222,633
  Deferred revenue. . . . . . . . . . . . . . . .        85,613          78,387
  Current portion of capital lease obligation . .       150,912         187,155
  Current Notes Payable . . . . . . . . . . . . .       210,155       2,720,006
  Current Convertible notes payable . . . . . . .     1,235,465               -
                                                   -------------  --------------
      Total current liabilities . . . . . . . . .     3,294,272       5,066,667

Capital lease obligation, net of current portion.        25,039          46,691
Notes payable . . . . . . . . . . . . . . . . . .        14,708          16,145
Convertible notes payable . . . . . . . . . . . .             -               -
                                                   -------------  --------------

      Total liabilities . . . . . . . . . . . . .     3,484,019       5,129,503
                                                   -------------  --------------
Commitments and contingencies

  Common stock, $0.01 par value,
       250,000,000 shares authorized;
       6,483,289 and 5,693,789 shares
       issued and outstanding at  March 31,
      2006 and December 31, 2005 respectively . .        64,834          56,938
  Additional paid-in capital. . . . . . . . . . .    38,605,144      37,421,622
  Warrants. . . . . . . . . . . . . . . . . . . .     2,946,642       2,805,892
  Common stock subscription receivable. . . . . .             -               -
  Impairment on Assets. . . . . . . . . . . . . .      (815,000)       (831,500)
  Accumulated deficit . . . . . . . . . . . . . .   (36,263,821)    (35,838,123)
                                                   -------------  --------------
      Total stockholders' equity. . . . . . . . .     4,537,798       3,614,829
                                                   -------------  --------------
      Total liabilities and stockholders' equity.  $  8,021,817   $   8,744,332
                                                   =============  ==============


The accompanying notes are an integral part of these un-audited consolidated financial statements.




LOCATEPLUS HOLDINGS COMPANY
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                      MARCH 31,
                                                                2006           2005

Revenues
   Information Sales - CD Rom . . . . . . . . . . . . . .  $      204,465   $  126,008
   Information Sales - Online . . . . . . . . . . . . . .       1,549,928    1,573,361
   Information Sales - Channel. . . . . . . . . . . . . .       1,344,063      695,790
   Information Sales - Wireless . . . . . . . . . . . . .           1,452        3,518
   Engineering Services . . . . . . . . . . . . . . . . .               -      500,000
                                                           ---------------  -----------
   Total revenues . . . . . . . . . . . . . . . . . . . .       3,099,908    2,898,677
                                                           ---------------  -----------
Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . . . . . . . . . . . .           9,584       17,872
      Online and Channel. . . . . . . . . . . . . . . . .         857,625      832,693
      Engineering . . . . . . . . . . . . . . . . . . . .               -      123,750
   Selling and marketing. . . . . . . . . . . . . . . . .         461,841      669,707
   General and administrative . . . . . . . . . . . . . .       1,860,944    1,498,988
   Research and development . . . . . . . . . . . . . . .          49,969       52,951
                                                           ---------------  -----------
      Total operating expenses. . . . . . . . . . . . . .       3,239,963    3,195,961
                                                           ---------------  -----------
Operating loss. . . . . . . . . . . . . . . . . . . . . .        (140,055)    (297,284)

Other income (expense):
   Interest income. . . . . . . . . . . . . . . . . . . .               -        4,237
   Interest expense . . . . . . . . . . . . . . . . . . .        (286,185)    (147,242)
   Other income . . . . . . . . . . . . . . . . . . . . .             540          552
                                                           ---------------  -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $     (425,700)  $ (439,737)
                                                           ===============  ===========

Basic and diluted net loss per share. . . . . . . . . . .  $        (0.07)  $    (0.13)

Shares used in computing basic
and diluted net loss per share. . . . . . . . . . . . . .       5,693,789    3,400,465


The accompanying notes are an integral part of these un-audited consolidated financial statements.




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE THREE
                                                          MONTHS ENDED
                                                           MARCH, 31

                                                              2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . .      ($425,700)   ($439,737)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
              Depreciation and amortization
                 of property and equipment. . . . . . .        272,294      264,775
              Provision for doubtful accounts . . . . .         19,948       13,835
              Interest expense related to warrants
                 issued with debt . . . . . . . . . . .         92,758       28,159
              Services performed in exchange for stock.         89,650       55,000
              Stock Based Compensation. . . . . . . . .         25,226            -
              Amortization of intangible assets . . . .          3,416       39,354
              Changes in assets and liabilities:
                    Accounts receivable . . . . . . . .        409,657   (1,043,426)
                    Prepaid expenses and other assets .       (261,759)      17,211
                    Accounts payable. . . . . . . . . .       (183,538)    (388,449)
                    Accrued expenses. . . . . . . . . .       (135,453)      (2,557)
                    Deferred revenue. . . . . . . . . .          7,226       17,956
                    Other Assets. . . . . . . . . . . .              -       (2,397)
                                                           ------------  -----------
                    Net cash used in operating
                      activities. . . . . . . . . . . .        (86,275)  (1,440,276)
                                                           ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal repayment on note receivable . . . .              -       40,000
         Advance on note receivable . . . . . . . . . .              -      (49,433)
         Purchases of property and equipment. . . . . .        (79,000)     (52,893)
                                                           ------------  -----------
                  Net cash provided by (used in)
                    investing activities. . . . . . . .        (79,000)     (62,326)
                                                           ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of debt. . . . . . . . . . . . . . .       (651,290)     (82,901)
         Proceeds from issuance of debt . . . . . . . .        500,000      412,265
         Payments of obligations under capital lease. .        (57,894)    (196,586)
         Proceeds from issuance of common stock
           and collection of stock
                  subscriptions receivable, net of
                  issuance costs. . . . . . . . . . . .              -      283,338
                                                           ------------  -----------
                  Net cash provided by financing
                    activities. . . . . . . . . . . . .       (209,184)     416,116
                                                           ------------  -----------
Net (decrease) increase in cash and
     cash equivalents . . . . . . . . . . . . . . . . .       (374,459)  (1,086,486)

Cash and cash equivalents, beginning of period. . . . .        610,736    1,186,939
                                                           ------------  -----------
Cash and cash equivalents, end of period. . . . . . . .        236,277      100,453
                                                           ============  ===========

During the year, the Company had the following non-cash transaction, issuance of stock in exchange for debt in the amount of $850,000.

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

     UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2006 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, which are contained in LocatePlus Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on May 11, 2006.

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the three months ended March 31, 2006. In addition, the Company has incurred an accumulated deficit of approximately $36 million through March 31, 2006. The Company raised approximately $9 million and $4 million through the issuance of debt and equity during 2005 and 2004 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital. All of these notes were converted to equity in December 2005.

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

     The Company holds a demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at March 31, 2006 was $358,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest. Net of that allowance, the carrying value of that note is approximately $177,000.

3.     OTHER  ASSETS

     Other assets consist of the following at March 31, 2006:

Restricted trading securities       $  60,000
Customer lists and non-compete
     agreement net of amortization     40,766
Security deposits                      92,964
                                    ---------
Total                               $ 193,730
                                    =========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At March 31, 2006, the 10-day trailing average closing price was $0.40 per share, or the value of the shares was $80,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $815,000 and the adjusted carrying value is now $60,000.

4.     STOCK  OPTIONS

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.

123"). Accordingly, no stock-based compensation expense was recognized in the income statement for the three-month period ended March 31, 2005, as all options granted under the Company's stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company's financial statements for the three month period ended March 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement for the three months ended March 31, 2006 was $25,226.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.



                                                      For the
                                                Three Months Ended
                                                  March 31, 2005
Net loss as reported                                  $  (439,737)
    Add: Total stock-based compensation
         included in net income as reported                     -
    Add: Total  stock-based  employee
         compensation  expense  determined
         under fair value based method for
         all awards, net of related tax effects          (430,241)
                                                      ------------
Pro forma net loss                                    $  (869,978)
                                                      ============
Pro forma net loss per share: Basic and Diluted           $ (0.26)

Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the financial statements in connection with the adoption of SFAS 123R.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended March 31, 2006 and March 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                              FOR THE THREE MONTHS ENDED
                                       MARCH 31
                                  2006          2005
                               --------         --------
Expected life                   6 years          6 years
Volatility                        31%               34%
Risk free interest rate           4.86 %            4.03
Dividend yields                    -                  -
Weighted-average fair
  value of options granted
   during the period               -               15.00

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on a combination of historical volatility of the Company's stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

5.     NOTES  PAYABLE

     Convertible promissory note, due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% to 12% per annum. The balance of this debt at March 31, 2006, is $205,000.

On December 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a twelve-month note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. A discount to this note has been recorded for the warrants and founders shares in the amount of $367,292 and will be amortized over the life of the note and be recorded as interest expense. As of March 31, 2006, $92,758 has been amortized.

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

                                    FOR THE THREE MONTHS ENDED
                                              MARCH 31
                                          2006          2005
                                   (UNAUDITED)        (UNAUDITED)
Information  sales:
   CD Rom                          $   204,465     $     126,008
   Online and Channel                2,893,991         2,269,151
                                   ------------     ------------
Total information sales            $ 3,098,456       $ 2,395,159
                                   ============     ============
Costs  of  revenues:
   CD Rom                                9,584            17,872
   Online and Channel                  857,625           832,693
                                   ------------     ------------
Total costs of information sales      $867,209     $     850,565
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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the three months ended March 31, 2006 and 2005, we recorded $857,625 and $832,693 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through March 31, 3006. As of March 31, 3006, we had notes payable (current and long-term) totaling $1,460,328.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $426,000 during the three months ended March 31, 3006 and $440,000 during the three months ended March 31, 3005. Our accumulated deficit as of March 31, 3006 was approximately $36 million. We raised approximately $4 million 2004 and approximately $9.6 million in 2005 from the issuance of debt and sales of our equity.

During August 2003, we issued a put to one investor through an equity agreement, which provides us, subject to certain limitations, the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to that investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. The Company sold 17,042,761 shares for a total $5 million in net proceeds from the investor through December 31, 2005. There was no remaining amount available under the put at December 31, 2005.

     On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and an additional warrant. In July, 2005, the company raised approximately $9 million through the issuance of convertible debt of which $4 million was used to pay the balance on this note in full

     In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock. On December 12, 2005, we completed a plan of recapitalization which triggered the mandatory conversion of these notes into 1,793,000 of the new common stock.

     THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product increased to $204,465 for the three months ended March 31, 2006 from $126,008 for the three months ended March 31, 2005, or an increase of 62%. The increase is primarily attributable to the difference in timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products decreased $23,433 to $1,549,928 for the three months ended March 31, 2006, as compared to $1,573,361 for the three months ended March 31, 2005, a decrease of 1%. The primary reason for this decrease was the reduction in sales with high customer acquisition cost in our Entersect products. In these products, sales decreased approximately $70,000 over 2005, but also translated into a saving in sales expense of approximatly $90,000 for the same period. Revenue from channel partners increased to $1,344,063 from $695,790, an increase of 93%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $1,452 during the three months ended March 31, 2006 as compared to $3,518 during the three months ended March 31, 2005.

     Costs of revenues. For the three months ended March 31, 2006, costs of revenues for Worldwide InformationTM were $9,584 as compared to $17,872 for the three months ended March 31, 2005, an decrease of 46%. For the three months ended March 31, 2006, our costs of revenues associated with LocatePLUS online and channel were $857,625 as compared to $832,693 for the three months ended March 31, 2005, an increase of 3%. Data costs are expected to stabilize at approximately $3.5 million annually.

Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2006 were $461,841 as compared to $669,707 for the three months ended March 31, 2005, a decrease of 31%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2006 were $1,860,944 as compared to $1,498,988 for the three months ended March 31, 2005, an increase of 24%. This increase is primarily attributable to one time employee bonus expense.

     Research and Development expenses. Research and development expenses for the three months ended March 31, 2006 were $49,969 as compared to $52,951 for the three months ended March 31, 2005, a decrease of 5%. These expenses are expected to remain stable unless testing proves successful in the Metrigenics subsidiary.

Interest income. No interest income was recorded for the three months ended March 31, 2006. For the three months ended March 31, 2005, we recorded interest income of $4,237.

     Interest expense. Interest expense increased to $286,185 for the three months ended March 31, 2006, from $147,242 for the three months ended March 31, 2005. This increase is attributable to additional financing fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

     As of March 31, 2006, our cash and investments totaled $236,277. During the three months ended March 31, 2006 and 2005, we used approximately $24,000 and $1.4 million, respectively, in operating activities principally to fund our net losses.

During August 2003, we issued a put to one investor through an equity agreement, which provides us, subject to certain limitations, the right to sell, at our discretion, up to $5 million in shares of our Class A Voting Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Class A Voting Common Stock during a ten-day pricing period. The number of shares that we may sell to that investor is limited by the trading volume of our Class A Voting Common Stock and certain customary closing conditions. The Company sold 17,042,761 shares for a total $5 million in net proceeds from the investor through December 31, 2005. There was no remaining amount available under the put at December 31, 2005.

     On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and an additional warrant. In July, 2005, the company raised approximately $9 million through the issuance of convertible debt of which $4 million was used to pay the balance on this note in full

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder will be used for general working capital. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On
November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock. On December 12, 2005, we completed a plan of recapitalization which triggered the mandatory conversion of these notes into 1,793,000 of the new common stock.

COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2008. Future minimum payments under our non-cancelable operating leases total $469,162.

CAPITAL  LEASES

     Through March 31, 2006, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $194,615.

     LICENSE  AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $1,605,000 through 2010.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for non-monetary exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending December 31, 2007. During 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

During the three months ended March 31, 2006, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART  II.  OTHER  INFORMATION

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

In January we issued 571,667 shares of common stock in satisfaction of certain notes payable of $1,300,000.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended March 31, 2006


ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification  of  Acting Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


REPORTS  ON  FORM  8-K

None

                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       SIGNATURE              TITLE                                 DATE
--------------------------   ---------------------------     ------------------
 /s/ Jon R. Latorella        Chairman of the Board,
--------------------------   President and                     May 30, 2006
Jon R. Latorella             Chief Executive Officer


/s/  James  C.  Fields       Acting Chief Financial Officer,
--------------------------   Treasurer and Secretary (Chief    May 30, 2006
James C. Fields              Accounting  Officer)