Form 10QSB
period 2006-06-30
LOCATEPLUS HOLDINGS CORP
filed 2006-08-16
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 CITYPLACEWASHINGTON, STATED.C. POSTALCODE20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period      June 30, 2006
                                   -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                              Outstanding at August 10, 2006
Common, $0.01 par value per share                 7,183,289

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
     Consolidated condensed balance sheets
          as of June 30, 2006 (un-audited) and
          December 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . . 1
     Un-audited consolidated condensed statements
          of operations for the three and six months
          ended June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . 2
     Un-audited consolidated condensed statements
          of cash flows for the six months
          ended June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . 3
     Notes to un-audited consolidated condensed
          financial statements. . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . 9

ITEM 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .15

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .16
ITEM 2. Unregistered Sales of Equity Securities
         and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . .16
ITEM 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .16
ITEM 4. Submission of Matters to Vote of Security Holders . . . . . . . . .16
ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . .16
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  17

SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . . . . . .  18

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     JUNE 30,
                                                      2006         DECEMBER 31,
                                                  (UN-AUDITED)        2005
ASSETS
Current assets:
  Cash and cash equivalents                       $     15,630   $      610,736
  Accounts receivable, less
    allowance for doubtful accounts
    of 167,853 and 172,263 at June 30, 2006
    and December 31, 2005 respectively               4,336,071        4,432,854
  Prepaid expenses and other current assets            744,567          739,013
  Notes receivable                                     177,600          177,600
                                                  -------------  ---------------
      Total current assets                           5,273,868        5,960,203

Property and equipment, net                          2,245,344        2,603,483
Other assets                                           442,464          180,646
                                                  -------------  ---------------
      Total assets                                $  7,961,676   $    8,744,332
                                                  =============  ===============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                   1,674,449        1,858,486
  Accrued expenses                                   1,469,752          222,633
  Deferred revenue                                      38,291           78,387
  Current portion of capital lease obligation          109,630          187,155
  Current Notes Payable                                210,311        2,720,006
  Current Convertible notes payable                  1,086,119                -
                                                  -------------  ---------------
      Total current liabilities                      4,588,552        5,066,667

Capital lease obligation, net of current portion         6,264           46,691
Notes payable                                           13,225           16,145
Convertible notes payable                                    -                -
                                                  -------------  ---------------
      Total liabilities                              4,608,041        5,129,503
                                                  -------------  ---------------
Commitments and contingencies

  Common stock, $0.01 par value,
    25,000,000 shares authorized;
    6,483,289 and 5,693,789 shares
    issued and outstanding at  June 30,
    2006 and December 31, 2005 respectively             69,834           56,938
  Additional paid-in capital                        38,750,710       37,421,622
  Warrants                                           2,946,642        2,805,892
  Common stock subscription receivable                       -                -
  Impairment on Assets                                (808,550)        (831,500)
  Accumulated deficit                              (37,605,001)     (35,838,123)
                                                  -------------  ---------------
    Total stockholders' equity                       3,353,635        3,614,829
                                                  -------------  ---------------
    Total liabilities and stockholders' equity    $  7,961,676   $    8,744,332
                                                  =============  ===============




The accompanying notes are an integral part of these un-audited consolidated financial statements.



LOCATEPLUS HOLDINGS COMPANY
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                FOR THE THREE                 FOR THE SIX
                                                 MONTHS ENDED                 MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                           2006             2005           2006         2005
Revenues
   Information Sales - CD Rom         $      132,611   $     112,297   $   337,075   $  238,305
   Information Sales - Online              1,809,524       1,483,278     3,359,455    3,056,640
   Information Sales - Channel             1,618,637       1,162,813     2,962,699    1,858,602
   Information Sales - Wireless                1,782           2,714         3,234        6,232
   Engineering Services                            -               -             -      500,000
                                      ---------------  --------------  ------------  -----------
   Total revenues                          3,562,554       2,761,102     6,662,463    5,659,779
                                      ---------------  --------------  ------------  -----------
Costs and expenses:
   Costs of revenues
      CD Rom                                  13,111          47,028        22,695       64,900
      Online and Channel                   1,099,921         841,668     1,957,546    1,674,360
      Wireless                                     -               -             -            -
      Engineering                                  -               -             -      123,750
   Selling and marketing                     438,906         627,962       900,747    1,297,669
   General and administrative              1,733,428       1,435,697     3,594,373    2,934,686
   Research and development                   49,191          54,947        99,160      107,898
                                      ---------------  --------------  ------------  -----------
      Total operating expenses             3,334,557       3,007,302     6,574,521    6,203,263
                                      ---------------  --------------  ------------  -----------
Operating income (loss)                      227,996        (246,200)       87,942     (543,484)

Other income (expense):
   Interest income                                 -          11,769             -       16,006
   Interest expense                         (225,243)       (284,879)     (511,427)    (432,122)
   Other income                                  817             930         1,357        1,483
   Finance Related Expenses               (1,344,750)              -    (1,344,750)           -
                                      ---------------  --------------  ------------  -----------
Net loss                              $   (1,341,179)  $    (518,380)  $(1,766,878)  $ (958,117)
                                      ===============  ==============  ============  ===========

Basic and diluted net loss per share          ($0.20)         ($0.15)       ($0.27)      ($0.28)

Shares used in computing basic
and diluted net loss per share             6,733,281       3,505,587     6,542,497    3,459,040



The accompanying notes are an integral part of these un-audited consolidated financial statements.



LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        FOR THE SIX
                                                       MONTHS ENDED
                                                           JUNE 30,
                                                      2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $  (1,766,878)  $  (958,117)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization
        of property and equipment                      543,007       504,018
      Provision for doubtful accounts                   (4,409)      135,726
      Interest expense related to warrants
        issued with debt                               183,647        49,604
      Services performed in exchange for stock         214,649       165,910
      Stock Based Compensation                          50,793             -
      Amortization of intangible assets                  6,831        78,706
      Changes in assets and liabilities:
        Accounts receivable                            101,193    (2,021,935)
        Prepaid expenses and other assets               (5,553)       35,490
        Accounts payable                              (184,037)        6,003
        Accrued expenses                             1,247,119        (8,538)
        Deferred revenue                               (40,096)       14,541
        Security deposits                             (245,700)       (4,424)
                                                 --------------  ------------
          Net cash used in operating
            activities                                 100,566    (2,003,016)
                                                 --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayment on note receivable                     -        95,000
  Advance on note receivable                                 -       (75,211)
  Purchases of property and equipment                 (184,869)     (143,774)
                                                 --------------  ------------
          Net cash provided by (used in)
            investing activities                      (184,869)     (123,985)
                                                 --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                   (892,852)     (259,320)
  Proceeds from issuance of debt                       500,000       775,653
  Payments of obligations under capital lease         (117,951)     (396,546)
  Proceeds from issuance of common stock
    and collection of stock subscriptions
    receivable, net of issuance costs                        -       880,142
                                                 --------------  ------------
          Net cash provided by financing
            activities                                (510,803)      999,929
                                                 --------------  ------------
Net (decrease) increase in cash and
     cash equivalents                                 (595,106)   (1,127,072)

Cash and cash equivalents, beginning of period         610,736     1,186,939
                                                 --------------  ------------
Cash and cash equivalents, end of period         $      15,630   $    59,867
                                                 ==============  ============




During the six months ended datelstransMonth6Day30Year2006June 30, 2006, the Company had the following non-cash transaction, issuance of stock in exchange for debt in the amount of $850,000.

The accompanying notes are an integral part of these un-audited consolidated financial statements.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Nature of Business and Basis of Presentation

LocatePLUS Holdings Corporation (the "Company") was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also, as part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. In September 2003, the Company, through its newly formed wholly owned subsidiary Certifion Corporation, acquired all of the assets of Project Entersect Corporation. The acquisition was accounted for as a purchase and is recorded with the Company's operations from the date of purchase through December 31, 2003. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stockholders of Voice Power Technology in consideration for a two year non-competition agreement with these stockholders. On January 6, 2004, the Company formed Metrigenics, Inc, a wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

     UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
     The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2006 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended De cember 31, 2005, which are contained in LocatePlus Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on M ay 11, 2006.

     LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the six months ended June 30, 2006. In addition, the Company has incurred an accumulated deficit of approximately $37.6 million through June 30, 2006. The Company raised approximately $9 million and $4 million through the issuance of debt and equity during 2005 and 2004 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder was used for general working capital. All of these notes were converted to equity in December 2005.

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

     The Company holds a demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at June 30, 2006 was $358,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest. Net of that allowance, the carrying value of that note is approximately $177,000.

3.     OTHER  ASSETS

Other assets consist  of  the  following  at  June 30, 2006:

Restricted trading securities                      $  66,450
Customer lists and non-compete
  agreement net of amortization                       37,350
Security deposits                                     92,964
License Fees                                         245,700
                                                   ---------
Total                                              $ 442,464
                                                   =========




Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At June 30, 2006, the 10-day trailing average closing price was $0.44 per share, or the value of the shares was $88,600. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $808,550 and the adjusted carrying value is now $66,450.

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

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)


123"). Accordingly, no stock-based compensation expense was recognized in the income statement for the three-month period ended June 30, 2005, as all options granted under the Company's stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company's financial statements for the six month period ended J une 30, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement for the six months ended June 30, 2006 was $50,793.

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

                                                          For the Six
                                                          Months Ended
                                                         June 30, 2005

Net loss as reported                                      $  (958,118)
Add: Total stock-based compensation
    included in net income as reported                               -
Add: Total stock-based employee compensation
     expense determined under fair value based
    method for all awards, net of related tax effects      ( 757,447 )
                                                        --------------
Pro forma net loss                                      $  (1,715,565)
                                                        ==============

Pro forma net loss per share: Basic and Diluted               $ (0.50)


Disclosures for the period ended June 30, 2006 are not presented because the amounts are recognized in the financial statements in connection with the adoption of SFAS 123R.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the six-month periods ended June 30, 2006 and June 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                         FOR THE SIX MONTHS ENDED
                                                 JUNE 30
                                          2006             2005
                                         -------          -------
Expected life . . . . . . . . . . . . . .6 years          6 years
Volatility                                  31%             34%
Risk free interest rate . . . . . . . . . 4.86%           4.03%
Dividend yields . . . . . . . . . . . . .     -               -
Weighted-average fair value of
  options granted during the period . . .     -           15.00

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)

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

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% to 12% per annum. The balance of this debt at June 30, 2006, is $205,000.

On December 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a twelve-month note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. A discount to this note has been recorded for the warrants and founders shares in the amount of $367,292 and will be amortized over the life of the note and be recorded as interest expense. As of June 30, 2006, $183,646 has been amortized.

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



                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                             JUNE 30,                        JUNE 30,
                                       2006             2005           2006            2005
                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
Information sales:
   CD Rom                         $       132,611  $      112,297  $     337,075  $      238,305
   Online and Channel                   3,428,161       2,646,091      6,322,154       4,915,242
   Wireless                                 1,782           2,714          3,234           6,232
   Engineering                                  -               -              -         500,000
                                  ---------------  --------------  -------------  --------------
Total information sales           $     3,562,554  $    2,761,102  $   6,662,463  $    5,659,779
                                  ===============  ==============  =============  ==============
Costs of revenues:
   CD Rom                                  13,111          47,028         22,695          64,900
   Online and Channel                   1,099,921         841,668      1,957,546       1,674,360
                                  ---------------  --------------  -------------  --------------
Total costs of information sales  $     1,113,032  $      888,696  $   1,980,241  $    1,739,260
                                  ===============  ==============  =============  ==============

LOCATEPLUS HOLDINGS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (continued)


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

9.     SUBSEQUENT  EVENTS

On July 21, 2006, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $750,000 by issuing a note payable convertible into 750,000 shares of Common Stock at $1.00 per share and 200,000 founders shares and Common Stock purchase warrant for 350,000 shares with an exercise price of $1.00 per share.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the six months ended June 30, 2006 and 2005, we recorded $1,957,546 and $1,674,360 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through June 30, 2006. As of June 30, 2006, we had notes payable (current and long-term) totaling $1,309,655.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $1.8 million during the six months ended June 30, 2006 and $958,000 during the six months ended June 30, 2005. Our accumulated deficit as of June 30, 2006 was approximately $37.6 million. We raised approximately $4 million 2004 and approximately $9.6 million in 2005 from the issuance of debt and sales of our equity.

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

     On June 17, 2004 we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company, relating to the private placement of a convertible term note issued by the Company in the principal amount of $3,000,000 due June 17, 2007 (the "Note"), and a common stock purchase warrant (the "Warrant"). On November 30, 2004, this note was amended to increase the principal amount to $4,000,000 and an additional warrant. In July, 2005, the company raised approximately $9 million through the issuance of convertible debt of which $4 million was used to pay the balance on this note in full

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by the Company in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder was used for general working capital. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock. On December 12, 2005, we completed a plan of recapitalization which triggered the mandatory conversion of these notes into 1,793,000 shares of the new Common Stock.

     On December 29, 2005, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. On July 21, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $750,000 by issuing a note payable convertible into 750,000 shares of Common Stock at $1.00 per share and 200,000 founders shares and Common Stock purchase warrant for 350,000 shares with an exercise price of $1.00 per share. On December 29, 2005, we also entered into an agreement where we may, at our discretion, periodically "put" or require Dutchess to purchase shares of our Common Stock. The aggregate amount that Dutchess is obligated to pay for our shares will not exceed $10.0 million. For each share of Common Stock purchased under the Investment Agreement, Dutchess will pay 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board (or other principal market on which our Common Stock is traded) during the ten day period immediately following the date on which we give notice to Dutchess of our intention to put such stock. Our ability to put the shares under the Investment Agreement is conditioned upon us registering the shares of Common Stock with the Securities and Exchange Commission and satisfaction of certain other customary closing conditions.

     THREE  MONTHS  ENDED  JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30,
2005

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product increased to $132,611 for the three months ended June 30, 2006 from $112,296 for the three months ended June 30, 2005, or an increase of 18%. The increase is primarily attributable to the difference in timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products increased to $1,809,524 for the three months ended June 30, 2006, as compared to $1,483,278 for the three months ended June 30, 2005, an increase of 22%. Revenue from channel partners increased to $1,618,637 from $1,162,813, an increase of 39%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $1,782 during the three months ended June 30, 2006 as compared to $2,714 during the three months ended June 30, 2005.

     Costs of revenues. For the three months ended June 30, 2006, costs of revenues for Worldwide InformationTM were $13,111 as compared to $47,028 for the three months ended June 30, 2005, a decrease of 72%. For the three months ended June 30, 2006, our costs of revenues associated with LocatePLUS online and channel were $1,099,921 as compared to $841,668 for the three months ended June 30, 2005, an increase of 31%. Data costs are expected to stabilize at approximately $3.5 million annually.

Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2006 were $438,906 as compared to $627,962 for the three months ended June 30, 2005, a decrease of 30%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2006 were $1,733,428 as compared to $1,435,697 for the three months ended June 30, 2005, an increase of 21%.

     Research and Development expenses. Research and development expenses for the three months ended June 30, 2006 were $49,191 as compared to $54,947 for the three months ended June 30, 2005, a decrease of 10%. These expenses are expected to remain stable unless testing proves successful in the Metrigenics subsidiary.

     Interest income. No interest income was recorded for the three months ended June 30, 2006. For the three months ended June 30, 2005, we recorded interest income of $11,769.

     Interest expense. Interest expense decreased to $225,243 for the three months ended June 30, 2006, from $284,879 for the three months ended June 30, 2005.

     Finance Related Expenses. During the three months ended June 30, 2006, we recorded expenses related to registration rights in the amount of $1,344,750. These charges will continue until to accrue at a rate of approximately $135,000 per month until either the registration is declared effective or July 8, 2007.

     SIX  MONTHS  ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product Increased to $337,075 for the six months ended June 30, 2006 from $238,305 for the six months ended June 30, 2005, an increase of 41%. Revenues from our Internet-based product, LocatePLUS, increased to $3,359,455 for the six months ended June 30, 2006, as compared to $3,056,640 for the six months ended June 30, 2005, an increase of 10%. Revenue from channel partners increased to $2,962,699 from $1,858,602, for the six months ended June 30, 2006 and 2005 respectively, an increase of 59%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $3,234 during the six months ended June 30, 2006 as compared to $6,232 during the six months ended June 30, 2004, a decrease of 48%. Through June 30, 2006 no Engineering services revenue was recorded. For the six months ended June 30, 2005, Engineering services revenue was $500,000. From time to time, we also provide engineering services in connection with the implementation and rollout of our channel partnership arrangements.

     Costs of revenues. For the six months ended June 30, 2006, costs of revenues for Worldwide InformationTM were $22,695 as compared to $64,900 for the six months ended June 30, 2005, a decrease of 65%. For the six months ended June 30, 2006, our costs of revenues associated with LocatePLUS online and channel were $1,957,546 as compared to $1,674,360 for the six months ended June 30, 2005, an increase of 16%. Costs of revenue associated with LocatePLUS are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2006 were $900,747 as compared to $1,297,669 for the six months ended June 30, 2005, a decrease of 31%.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2006 were $3,594,373 as compared to $2,934,686 for the six months ended June 30, 2005, an increase of 22%.

Research and Development expenses. Research and development expenses for the six months ended June 30, 2006 were $99,160 as compared to $107,898 for the six months ended June 30, 2005, a decrease of 8%.

Interest income. No interest income was recorded through the six months ended June 30, 2006. For the six months ended June 30, 2005, interest income was $16,006.

     Interest expense. Interest expense increased to $511,427 for the six months ended June 30, 2006, from $432,122 for the six months ended June 30, 2005.

     Finance Related Expenses. During the six months ended June 30, 2006, we recorded expenses related to registration rights in the amount of $1,344,750. These charges will continue until to accrue at a rate of approximately $135,000 per month until either the registration is declared effective or July 8, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

     As of June 30, 2006, our cash and investments totaled $15,630. During the six months ended June 30, 2006, operating activities provided approximately $100,000 and in 2005 we used approximately $2 million in operating activities principally to fund our net losses.

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

On  December  29,  2005,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. On July 21, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $750,000 by issuing a note payable convertible into 750,000 shares of Common Stock at $1.00 per share and 200,000 founders shares and Common Stock purchase warrant for 375,000 shares with an exercise price of $1.00 per share. On December 29, 2005, we also entered into an agreement where we may, at our discretion, periodically "put" or require Dutchess to purchase shares of our Common Stock. The aggregate amount that Dutchess is obligated to pay for our shares will not exceed $10.0 million. For each share of Common Stock purchased under the Investment Agreement, Dutchess will pay 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board (or other principal market on which our Common Stock is traded) during the ten day period immediately following the date on which we give notice to Dutchess of our intention to put such stock. Our ability to put the shares under the Investment Agreement is conditioned upon us registering the shares of Common Stock with the Securities and Exchange Commission and satisfaction of certain other customary closing conditions.

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2008. Future minimum payments under our non-cancelable operating leases total $330,823.

CAPITAL  LEASES

     Through June 30, 2006, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $115,894.

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

During the six months ended June 30, 2006, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On July 21, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $750,000 by issuing a note payable convertible into 750,000 shares of Common Stock at $1.00 per share and 200,000 founders shares and Common Stock purchase warrant for 375,000 shares with an exercise price of $1.00 per share.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended June 30, 2006


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


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)

       SIGNATURE              TITLE                                 DATE
--------------------------   ---------------------------     ------------------
 /s/ Jon R. Latorella        Chairman of the Board,
--------------------------   President and                     August 16, 2006
Jon R. Latorella             Chief Executive Officer


/s/  James  C.  Fields       Acting Chief Financial Officer,
--------------------------   Treasurer and Secretary (Chief    August 16, 2006
James C. Fields              Accounting  Officer)