Form 10QSB
period 2006-09-30
LOCATEPLUS HOLDINGS CORP
filed 2006-11-15
CIK 1160084

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

     For the quarterly period ended   September 30, 2006
                                     -------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class           Outstanding at November 14, 2006
Common, $0.01 par value per share       7,364,040

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                   PAGE
                                                                   ----
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
     Consolidated condensed balance sheets
      as of September 30, 2006 (un-audited)
      and December 31, 2005 . . . . . . . . . . . . . . . . . . . . . 1
     Un-audited consolidated condensed statements
      of operations for the three and six months
      ended September 30, 2006 and 2005 . . . . . . . . . . . . . . . 2
     Un-audited consolidated condensed statements
      of cash flows for the six months ended
       September 30, 2006 and 2005. . . . . . . . . . . . . . . . . . 3
     Notes to un-audited consolidated condensed
      financial statements. . . . . . . . . . . . . . . . . . . . . . 4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . . . . 9

ITEM 3. Controls and Procedures . . . . . . . . . . . . . . . . . . .16

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .16
ITEM 2. Unregistered Sales of Equity Securities
        and Use of Proceeds.. . . . . . . . . . . . . . . . . . . .  17
ITEM 3. Defaults  Upon  Senior  Securities. . . . . . . . . . . . .  17
ITEM 4. Submission of Matters to Vote of
        Security Holders. . . . . . . . . . . . . . . . . . . . . .  17
ITEM 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  17
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  17
SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . . .  18

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2006             2005
                                                   (UN-AUDITED)          -
ASSETS
Current assets:
  Cash and cash equivalents                       $       20,350   $     610,736
  Accounts receivable, less allowance
    for doubtful accounts of 127,396 and
    172,263 at September 30, 2006 and
    December 31, 2005 respectively                     5,452,995       4,432,854
  Prepaid expenses and other current assets              569,162         739,013
  Notes receivable                                       177,600         177,600
                                                  --------------   -------------
      Total current assets                             6,220,107       5,960,203

Property and equipment, net                            1,986,990       2,603,483
Other assets                                             361,251         180,646
                                                  --------------   -------------
      Total assets                                $    8,568,348   $   8,744,332
                                                  ==============   =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                     1,882,186       1,858,486
  Accrued expenses                                     2,029,096         222,633
  Deferred revenue                                        31,972          78,387
  Current portion of capital lease obligation             67,973         187,155
  Current Notes Payable                                  145,475       2,720,006
  Current Convertible notes payable                    1,339,564               -
                                                  --------------   -------------
      Total current liabilities                        5,496,266       5,066,667

Capital lease obligation, net of current portion               -          46,691
Notes payable                                             11,698          16,145
Convertible notes payable                                      -               -
                                                  --------------   -------------
      Total liabilities                                5,507,964       5,129,503
                                                  --------------   -------------
Commitments and contingencies

  Common stock, $0.01 par value,
    250,000,000 shares authorized;
    7,363,857 and 5,693,789 shares issued
    and outstanding at  September 30,
    2006 and December 31, 2005 respectively               73,639          56,938
  Additional paid-in capital                          38,930,684      37,421,622
  Warrants                                             3,107,702       2,805,892
  Common stock subscription receivable                         -               -
  Impairment on Assets                                  (824,600)       (831,500)
  Accumulated deficit                                (38,227,041)    (35,838,123)
                                                  --------------   -------------
      Total stockholders' equity                       3,060,384       3,614,829
                                                  --------------   -------------
      Total liabilities and stockholders' equity  $    8,568,348   $   8,744,332
                                                  ==============   =============



The accompanying notes are an integral part of these un-audited consolidated financial statements.



                          LOCATEPLUS HOLDINGS COMPANY
           UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                            FOR THE THREE             FOR THE NINE
                                             MONTHS ENDED             MONTHS ENDED
                                            SEPTEMBER  30,            SEPTEMBER 30,
                                          2006          2005          2006          2005

Revenues
   Information Sales - CD Rom          $  147,079   $   131,691   $   484,154   $   369,996
   Information Sales - Online           1,530,575     1,614,767     4,890,029     4,671,406
   Information Sales - Channel          1,690,754     1,251,300     4,653,453     3,109,902
   Information Sales - Wireless             2,150         3,203         5,384         9,435
   Engineering Services                         -         5,000             -       505,000
                                       ----------   -----------   -----------   ------------
   Total revenues                       3,370,558     3,005,961    10,033,020     8,665,739
                                       ----------   -----------   -----------   ------------
Costs and expenses:
   Costs of revenues
      CD Rom                               11,191        41,682        33,886       106,582
      Online and Channel                1,049,338     1,324,492     3,006,894     2,998,852
      Wireless                                  -             -             -             -
      Engineering                               -             -             -       123,750
   Selling and marketing                  465,834       594,346     1,366,581     1,892,015
   General and administrative           1,558,995     2,306,167     5,153,358     5,240,852
   Research and development                48,637        55,757       147,796       163,655
                                       ----------   -----------   -----------   ------------
      Total operating expenses          3,133,995     4,322,444     9,708,515    10,525,706
                                       ----------   -----------   -----------   ------------
Operating income (loss)                   236,563    (1,316,483)      324,505    (1,859,967)

Other income (expense):
   Interest income                              -           276             -        16,282
   Interest expense                      (322,042)   (1,961,718)     (833,470)   (2,393,840)
   Other income                             1,340           166         2,697         1,649
   Finance Related Expenses              (537,900)            -    (1,882,650)            -
                                       ----------   -----------   -----------   ------------
Net loss                               $ (622,039)  $(3,277,759)  $(2,388,918)  $(4,235,876)
                                       ==========   ===========   ===========   ============

Basic and diluted net loss per share       ($0.08)       ($0.89)       ($0.35)       ($1.20)

Shares used in computing basic
and diluted net loss per share          7,380,499     3,663,746     6,755,081     3,525,718




The accompanying notes are an integral part of these un-audited consolidated financial statements.



                        LOCATEPLUS HOLDINGS CORPORATION
           UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                        FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (2,388,918)  $  (4,235,876)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
        of property and equipment                         806,361         765,244
      Provision for doubtful accounts                     (44,867)         95,895
      Interest expense related to warrants
        issued with debt                                  309,447         199,369
      Services performed in exchange for stock            214,650         705,448
      Stock Based Compensation                             75,817               -
      Amortization of intangible assets                     9,108         118,059
      Changes in assets and liabilities:
        Accounts receivable                              (975,274)     (2,828,824)
        Prepaid expenses and other assets                 169,852        (643,052)
        Accounts payable                                   23,699      (1,099,764)
        Accrued expenses                                1,806,463         (21,641)
        Deferred revenue                                  (46,415)          9,929
        Other Assets                                     (182,813)        147,728
                                                    -------------   -------------
          Net cash used in operating
            activities                                   (222,890)     (6,787,485)
                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Principal repayment on note receivable                    -         333,333
      Advance on note receivable                                -         (75,211)
      Purchases of property and equipment                (189,868)       (530,272)
                                                    -------------   -------------
          Net cash provided by (used in)
            investing activities                         (189,868)       (272,150)
                                                    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                (1,261,755)     (4,331,363)
      Proceeds from issuance of debt                    1,250,000       9,740,653
      Payments of obligations under capital lease        (165,873)       (526,687)
      Proceeds from issuance of common stock
        and collection of stock
        subscriptions receivable, net of
        issuance costs                                          -       1,230,664
                                                    -------------   -------------
          Net cash provided by financing
            activities                                   (177,628)      6,113,267
                                                    -------------   -------------
Net (decrease) increase in cash and
     cash equivalents                                    (590,386)       (946,368)

Cash and cash equivalents, beginning of period            610,736       1,186,939
                                                    -------------   -------------
Cash and cash equivalents, end of period            $      20,350   $     240,571
                                                    =============   =============




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

CONCENTRATION  OF  CREDIT  RISK
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. In the nine months ended September 30, 2006, and 2005, one customer accounted for 27% and 32% respectively and accounted for 77% of accounts receivable at September 30, 2006. The Company generally does not require collateral, but evaluations of customers' credit and financial condition are performed periodically.

REVENUE  RECOGNITION
In 2005, the Company began aggregating its own phone data instead of acquiring from third parties. As a result, this data is available for sale in bulk form for resale. Typically the contracts for this bulk data call for an initial delivery of all the records in database and then monthly updates. Sixty five percent of the contract value is recognized when the initial information is delivered to the customer, and thirty five percent is recognized over the remaining term of the contract when updated. It is recognized when there is evidence of an arrangement, the fees are fixed or determinable, and collectibility is reasonably assured.

UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePlus Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePlus Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2006 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the nine months ended September 30, 2006. In addition, the Company has incurred an accumulated deficit of approximately $38.1 million through September 30, 2006. The Company raised approximately $9 million and $4 million through the issuance of debt and equity during 2005 and 2004 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of convertible term notes issued by theCompany in the principal amount of $8,965,000 and warrants to purchase up to 41,189,000 shares of our capital stock. Of the proceeds from this offering, approximately $4.1 million was used to retire current secured convertible notes, and the remainder was used for general working capital. All of these notes were converted to equity in December 2005.

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

The Company holds a demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. The remaining principal balance at September 30, 2006 was $358,508. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance and accrued interest. Net of that allowance, the carrying value of that note is approximately $177,000.

3.     OTHER  ASSETS

Other  assets  consist  of  the  following  at  September  30,  2006:

Restricted trading securities          $  50,400
Customer lists and non-compete
   agreement net of amortization          35,074
Security deposits                         92,964
License Fees                             182,813
                                       ---------
Total                                  $ 361,251
                                       =========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At September 30, 2006, the 10-day trailing average closing price was $0.33 per share, or the value of the shares was $67,200. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $824,600 and the adjusted carrying value is now $50,400.

4.     STOCK OPTIONS

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). Accordingly, no stock-based compensation expense was recognized in the income statement for the nine-month period ended September 30, 2005, as all options granted under the Company's stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company's financial statements for the nine month period ended September 30, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the six months ended September 30, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement for the nine months ended September 30, 2006 was $75,817.

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


                            For the nine Months Ended September 30, 2005
                            ============================================
Net loss as reported                                      $  (4,235,876)
    Add: Total stock-based compensation
         included in net income as reported                            -

    Add: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effects              ( 969,485 )
                                                          --------------
Pro forma net loss                                        $  (5,205,361)
                                                          ==============

Disclosures for the period ended September 30, 2006 are not presented because the amounts are recognized in the financial statements in connection with the adoption of SFAS 123R.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the nine-month periods ended September 30, 2006 and September 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                        FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30
                                            2006          2005
                                          -------        -------
Expected life                             6 years        6 years
Volatility                                    31%            34%
Risk free interest rate                     4.86%          4.03%
Dividend yields                                -              -
Weighted-average fair value of
   options granted during the period           -           15.00

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

5.     NOTES  PAYABLE

Convertible promissory note, due on demand that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% to 12% per annum. The balance of this debt at September 30, 2006, is $140,000.

On December 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a twelve-month note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. The remaining balance of $892,226 of this Debenture as amended effective October 18, 2006 is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion. On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP , a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at . at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds "Dutchess"). The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company. A discount to this note has been recorded for the warrants and founders shares in the amount of $622,107 and will be amortized over the life of the note and be recorded as interest expense. As of September, 2006, $312,660 has been amortized.

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



               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30,     SEPTEMBER 30,
                           2006     2005     2006     2005
             (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Information sales:
  CD Rom                   $  147,079   $  131,691  $   484,154   $  369,996
  Online and Channel        3,221,329    2,866,067    9,543,482    7,781,308
                           ----------   ----------  -----------   ----------
Total information sales    $3,368,408   $2,997,758  $10,027,636   $8,151,304
                           ==========   ==========  ===========   ==========
Costs of revenues:
  CD Rom                       11,191       41,682       33,886      106,582
  Online and Channel        1,049,338    1,324,492    3,006,894    2,998,852
                           ----------   ----------  -----------   ----------
Total costs of
  information sales        $1,060,529   $1,366,174  $ 3,040,780   $3,105,434
                           ==========   ==========  ===========   ==========

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

None

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

Revenue from our LocatePLUS product is recognized when there is either an agreed upon royalty fee or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards
(approximately 60% of our current LocatePLUS customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our LocatePLUS customer base). During 2004, our LocatePLUS online customer base exceeded 16,500 customers. Within that customer base the subscriptions for ChoicePlan billing plans, which are billing plans for committed revenue per customer ranging from $25 per month to $5,000 per month, increased to 700 customers. In addition, we made a significant change to our billing practice in 2004, with the implementation of a new minimum usage fee.
     Revenue from our Entersect product is recognized when certifications are purchased online (and paid for via credit card) or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectibility is reasonably assured.

Revenue from Dataphant is generated exclusively through inter-company sales to our other wholly owned subsidiaries and eliminated on consolidation.

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the nine months ended September 30, 2006 and 2005, we recorded $3,006,894 and $2,998,852 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through September 30, 2006. As of September 30, 2006, we had notes payable (current and long-term) totaling $1,496,737.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $2.3 million during the nine months ended September 30, 2006 and $4.2 million during the nine months ended September 30, 2005. Our accumulated deficit as of September 30, 2006 was approximately $38.1 million. We raised approximately $4 million in 2004 and approximately $9.6 million in 2005 from the issuance of debt and sales of our equity.

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

     On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP, a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds "Dutchess"). The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company.


     THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product increased to $147,902 for the three months ended September 30, 2006 from $131,691 for the three months ended September 30, 2005, or an increase of 12%. The increase is primarily attributable to the difference in timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products decreased to $1,530,575 for the three months ended September 30, 2006, as compared to $1,617,767 for the three months ended September 30, 2005, a decrease of 5%. Revenue from channel partners increased to $1,690,754 from $1,251,300 an increase of 35%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $2,150 during the three months ended September 30, 2006 as compared to $3,203 during the three months ended September 30, 2005.

     Costs of revenues. For the three months ended September 30, 2006, costs of revenues for Worldwide InformationTM were $11,191 as compared to $41,682 for the three months ended September 30, 2005, a decrease of 73%. For the three months ended September 30, 2006, our costs of revenues associated with LocatePLUS online and channel were $1,049,338 as compared to $1,324,492 for the three months ended September 30, 2005, a decrease of 21%. Data costs are expected to stabilize at approximately $3.5 million annually.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2006 were $465,834 as compared to $594,346 for the three months ended September 30, 2005, a decrease of 22%.

The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2006 were $1,558,995 as compared to $2,306,167 for the three months ended September 30, 2005, an increase of 32%.

     Research and Development expenses. Research and development expenses for the three months ended September 30, 2006 were $48,637 as compared to $55,757 for the three months ended September 30, 2005, a decrease of 13%. These expenses are expected to remain stable unless testing proves successful in the Metrigenics subsidiary.

Interest income. No interest income was recorded for the three months ended September 30, 2006. For the three months ended September 30, 2005, we recorded interest income of $276.

     Interest expense. Interest expense decreased to $322,042 for the three months ended September 30, 2006, from $1,961,718 for the three months ended September 30, 2005, a decrease of 84%.

     Financing Related Expenses. During the three months ended September 30, 2006, we recorded expenses related to registration rights in the amount of $322,042. These charges will continue to accrue at a rate of approximately $135,000 per month until either the registration is declared effective or July 8, 2007.

     NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product Increased to $484,154 for the nine months ended September 30, 2006 from $369,996 for the nine months ended September 30, 2005, an increase of 31%. Revenues from our Internet-based product, LocatePLUS, increased to $4,890,029 for the nine months ended September 30, 2006, as compared to $4,671,406 for the nine months ended September 30, 2005, an increase of 5%. Revenue from channel partners increased to $4,653,453 from $3,109,902, for the nine months ended September 30, 2006 and 2005 respectively, an increase of 49%. The increase is attributable to gaining greater acceptance by partners for streaming XML as well as the addition of one major channel (a distribution method for our data). Revenues from our wireless product, LocatePLUS AnyWhere , were $5,384 during the nine months ended September 30, 2006 as compared to $9,435 during the nine months ended September 30, 2004, a decrease of 43%. Through September 30, 2006 no Engineering services revenue was recorded. For the nine months ended September 30, 2005, Engineering services revenue was $505,000. From time to time, we also provide engineering services in connection with the implementation and rollout of our channel partnership arrangements.

     Costs of revenues. For the nine months ended September 30, 2006, costs of revenues for Worldwide InformationTM were $33,886 as compared to $106,582 for the nine months ended September 30, 2005, a decrease of 68%. For the nine months ended September 30, 2006, our costs of revenues associated with LocatePLUS online and channel were $3,006,894 as compared to $2,998,852 for the nine months ended September 30, 2005, an increase of less than 1%. Costs of revenue associated with LocatePLUS are not expected to increase significantly over the next twelve months as we have acquired most of the data planned for that product.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2006 were $1,366,581 as compared to $1,892,015 for the nine months ended September 30, 2005, a decrease of 28%.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2006 were $5,153,358 as compared to $5,240,852 for the nine months ended September 30, 2005, a decrease of 2%.

Research and Development expenses. Research and development expenses for the nine months ended September 30, 2006 were $147,796 as compared to $163,655 for the nine months ended September 30, 2005, a decrease of 10%.

Interest income. No interest income was recorded through the nine months ended September 30, 2006. For the nine months ended September 30, 2005, interest income was $16,282.

     Interest expense. Interest expense decreased to $833,470 for the nine months ended September 30, 2006, from $2,393,840 for the nine months ended September 30, 2005, a decrease of 65%.

     Financing Related Expenses. During the nine months ended September 30, 2006, we recorded expenses related to registration rights in the amount of $1,882,650. These charges will continue to accrue at a rate of approximately $135,000 per month until either the registration is declared effective or July 8, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

     As of September 30, 2006, our cash and investments totaled $20,350. During the nine months ended September 30, 2006, operating activities provided approximately $222,890 and in 2005 we used approximately $2 million in operating activities principally to fund our net losses.

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

On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP , a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at . at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds "Dutchess"). The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company.

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2008. Future minimum payments under our non-cancelable operating leases total $202,342.

CAPITAL  LEASES

     Through September 30, 2006, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $67,973.

     LICENSE AGREEMENTS

     We have entered into various data acquisition agreements under which we are required to make minimum payments totaling $1,067,500 through 2010.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended September 30, 2006

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


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)


SIGNATURE                 TITLE                        DATE
------------------------  --------------------------   -----------------
/s/ Jon R. Latorella      Chairman of the Board,       November 14, 2006
Jon R. Latorella          President and
                          Chief Executive Officer

/s/ James C. Fields       Acting Chief Financial       November 14, 2006
James C. Fields           Officer, Treasurer and
                          Secretary (Chief
                          Accounting Officer)