Form 10KSB
period 2007-03-31
LOCATEPLUS HOLDINGS CORP
filed 2007-05-02
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [  ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


Revenues  for  the  most  recent  fiscal  year  are:  $  12,250,073.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 31, 2007, is $ 1,750,362

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2007 there were 8,335,057 shares of Common Stock outstanding.


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

PART II
ITEM 5     Market for Common Equity and Related Stockholder
           Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . 7
ITEM 6     Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . .  13
ITEM 7     Financial Statements . . . . . . . . . . . . . . . . . . . .19
ITEM 8     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . . .20
ITEM 8A    Controls and Procedures. . . . . . . . . . . . . . . . . . .20

PART III
ITEM 9     Directors, Executive Officers, Promoters and
           Control Persons; Compliance withSection 16(a)
           of the Exchange Act. . . . . . . . . . . . . . . . . . . . .20
ITEM 10    Executive Compensation . . . . . . . . . . . . . . . . . . .23

ITEM 11    Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . . . .25
ITEM 12    Certain Relationships and Related Transactions . . . . . . .26
ITEM 13    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .28
ITEM 14    Principal Accountant Fees and Services . . . . . . . . . . .30


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

     We believe that one of the significant advantages of our LocatePLUS product, in comparison with many products with which we compete, is the ability of LocatePLUS to "tie" data associated with a given individual to produce a single report. Our LocatePLUS system uses a proprietary methodology to associate data in a manner that generally results in a matching of data entries across diverse data sources, allowing users to obtain a single, comprehensive data report about an individual, even when there is no single element that ties data entries together (such as a Social Security number). This comprehensive data report is itself linked to other data potentially relevant to a business or government agency researching an individual, such as names and addresses of possible acquaintances, relatives and neighbors of that individual. Another of the advantages that LocatePLUS Group has is its unlisted and cell phone data which we believe no other competitor has.

LOCATEPLUS ANYWHERE

     We also offer a version of our LocatePLUS product that is accessible through wireless personal digital assistants and e-mail capable pagers, which we refer to as LocatePLUS AnyWhere. LocatePLUS AnyWhere was commercially launched in mid-December 2002. This product is being marketed primarily to law enforcement. The product is sold on a subscription fee basis, permitting unlimited access to our LocatePLUS database for a flat monthly fee provided that that the user agrees to a fixed term commitment. As of December 31, 2006, we had realized only nominal revenue from this product.

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

As of December 31, 2006, there were approximately 3,500 pre-screened purchasers of our Worldwide Information CD-ROM product.

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

DISTRIBUTION OF OUR PRODUCTS

     We distribute our content both directly (though the Internet in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third parties access our databases in consideration for a royalty. We also, from time to time, provide certain consulting services to third party database providers on the integration and assimilation of public data. To date, our efforts to license data have resulted in several channel partnerships. For the year ending December 31, 2006, we have recognized revenue of $5,471,120 on these agreements.

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

EMPLOYEES

     As of December 31, 2006, the LocatePLUS Group had 88 employees. We believe that our relations with our employees are good.

ITEM 2 - DESCRIPTION OF PROPERTY
FACILITIES
     LocatePLUS Holdings Corporation and LocatePLUS Corporation, are presently headquartered in Beverly, Massachusetts, where we lease approximately 32,000 square feet. The lease on that facility expires on February 28, 2012, and our annual lease obligation is approximately $476,412.

Worldwide Information, Inc., is presently located in Byfield, Massachusetts, where it leases approximately 2,700 square feet. The lease on the Byfield facility expired on March 1, 2003, and we are currently a tenant-at-will in this facility. Our annual lease payments on that facility in 2006 were approximately $28,000. We are currently negotiating to extend this lease to December 2007.

Dataphant, Inc., is located in Austin, Texas, where it leases approximately 3,000 square feet pursuant to a month-to-month lease (which includes the use of office equipment, with current monthly rent of $3,680).

Certifion Corporation, (which does business under the name "Entersect"), is located in Santa Ana, California, where it leases approximately 1,900 square feet pursuant to a month-to-month lease with current monthly rent of $4,144.

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

No items were submitted to shareholders for a vote during 2006.

                                     PART II
ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION

     Prior to December 5, 2005, the Company had outstanding two classes of stock, Class A Voting Common Stock of which there were 150,000,000 shares authorized with 111,424,416 issued, and Class B Non-Voting Common Stock of which there were 250,000,000 shares authorized with 74,505,730 issued. At the annual meeting of the shareholders held on November 12, 2005, the shareholders approved a plan of recapitalization whereby 1) each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock combine into a single class of voting common stock with 400,000,000 authorized and 185,930,146 issued, 2) effect a one-for-fifty reverse split of this new class of common stock resulting in a 8,000,000 authorized and 3,718,603 issued, and 3) increase the authorized from 8,000,000 to 25,000,000. The combination of the two classes of stock was completed on December 5, 2005. The reverse split and change in authorized shares was completed on December 12, 2005. In addition, the completion of the recapitalization triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new Common Stock.

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

     The following tables set forth the high and low closing sales prices per share (and per public warrant), for our Class A Voting Common Stock, Class B Non-Voting Common Stock and public warrants for each quarter during fiscal years 2003, 2004, 2005, and 2006, as reported by the Over-the-Counter Bulletin Board.



                              2003                                           2004
                      THREE MONTHS ENDED                               THREE MONTHS ENDED
          ----------------------------------------------  ----------------------------------------------
           MAR 31      JUN 30       SEP 30      DEC 31      MAR 31     JUN 30       SEP 30      DEC  31
          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
          HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW
          ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPLHA.OB  0.40  0.14  0.42  0.12  0.38  0.28  0.34  0.24  0.63  0.29  0.58  0.37  0.39  0.25  0.37  0.25
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPLHB.OB  0.29  0.10  0.29  0.10  0.35  0.20  0.25  0.13  0.41  0.20  0.44  0.32  0.38  0.22  0.32  0.21
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
LPLHW.OB  0.10  0.00  0.12  0.00  0.13  0.03  0.09  0.05  0.26  0.07  0.19  0.09  0.13  0.04  0.12  0.05
--------  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----





                              2005                                            2006
                      THREE MONTHS ENDED                                THREE MONTHS ENDED
          ----------------------------------------------------  ------------------------------------
             MAR 31        JUN 30         SEP 30      DEC 31      MAR 31      JUN 30       SEPT 30
          ------------  ------------  ------------  ----------  ----------  -----------   ----------
          HIGH   LOW    HIGH   LOW    HIGH    LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW     HIGH  LOW
          -----  -----  -----  -----  -----  -----  ----  ----  ----  ----  ----  ----    ----  ----
LPLHA.OB  0.315  0.172  0.217  0.125  0.15   0.072   N/A   N/A   N/A   N/A  N/A   N/A     N/A    N/A
--------  -----  -----  -----  -----  -----  -----  ----  ----  ----  ----  ----  ----    ----  ----
LPLHB.OB  0.265  0.172   0.21   0.12  0.155  0.081   N/A   N/A   N/A   N/A  N/A   N/A     N/A    N/A
--------  -----  -----  -----  -----  -----  -----  ----  ----  ----  ----  ----  ----    ----  ----
LPLHW.OB   0.08   0.04  0.055   0.03  0.055  0.007   N/A   N/A   N/A   N/A  N/A   N/A     N/A    N/A
--------  -----  -----  -----  -----  -----  -----  ----  ----  ----  ----  ----  ----    ----  ----
LPHC       N/A    N/A    N/A    N/A    N/A    N/A   9.47  2.75  3.50  1.43  2.89   .47    1.70   .76
--------  -----  -----  -----  -----  -----  -----  ----  ----  ----  ----  ----  ----    ----  ----
LPHCW      N/A    N/A    N/A    N/A    N/A    N/A   .058   .01  .023  .012  .020  .006    .065  .003
-------   -----  -----  -----  -----  -----  -----  ----  ----  ----  ----  ----  ----    ----  ----


HOLDERS
     As  of  December  31,  2006  there  were:

-     approximately  480  holders  of  record  of  our  Common  Stock,
-     approximately  150  holders  of  record  of  our  public  warrants.

DIVIDENDS

     We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends or distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table reflects equity compensation granted or issued by us as of December 31, 2006, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.

                                                             NUMBER OF
                                NUMBER OF       WEIGHTED    SECURITIES
                              SECURITIES TO     AVERAGE      REMAINING
                             BE ISSUED UPON     EXERCISE     AVAILABLE
                              EXERCISE OF       PRICE OF    FOR FUTURE
                              OUTSTANDING     OUTSTANDING    ISSUANCE
                                OPTIONS,        OPTIONS,    UNDER EQUITY
                                WARRANTS        WARRANTS    COMPENSATION
PLAN CATEGORY                  AND RIGHTS      AND RIGHTS     PLANS(1)
                             --------------   -----------   ------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS:
    Common Stock                  699,976         $30.54       491,221

EQUITY COMPENSATION
PLANS NOT APPROVED BY
SECURITY HOLDERS:
    Common Stock                3,088,342         $ 6.55         N/A
TOTAL:
                             --------------   -----------   ------------
    Common Stock                3,788,318         $10.98         N/A


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

- During August 2004 we canceled a put we issued to one investor, which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. We subsequently entered into a similar put with the same investor which provided that the Company, subject to certain limitations, may sell up to $5 million in shares of Class A Voting Common Stock. The offer and sale of these securities was exempt from registration under the Securities Act under the provisions of Rule 506 and Rule 508 promulgated thereunder, as the recipient was accredited and no general solicitation was undertaken.

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

On December 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a twelve-month note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. The remaining balance of $892,226 of this Debenture as amended effective October 18, 2006 is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion. On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP , a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at . at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds "Dutchess"). The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company. A discount to this note has been recorded for the warrants and founders shares in the amount of $622,107 and will be amortized over the life of the note and be recorded as interest expense. As of December 31, 2006, $455,448 has been amortized.

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement. The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314. Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries' assets.

Under the Purchase Agreement, we also issued to Cornell five-year warrants in six separate series as follows:

A  Warrants  to  purchase  2,384,814 shares of common stock at $0.314 per share;
B  Warrants  to  purchase  2,186,079 shares of common stock at $0.343 per share;
C  Warrants  to  purchase  2,017,919 shares of common stock at $0.372 per share;
D  Warrants  to  purchase  1,748,863 shares of common stock at $0.429 per share;
E  Warrants  to  purchase  1,499,026  shares of common stock at $0.50 per share;
F  Warrants  to  purchase  1,500,000  shares of common stock at $0.01 per share.

SMALL  BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

     We  did  not  repurchase  any  of  our  securities  during  2006  .

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

     Although our products generally consist primarily of publicly available - and therefore non-proprietary - information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently. In addition, our LocatePLUS product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual. We have also sought patent protection with respect to aspects of our marking and search technology (referred to as our "Bull's Eye" feature) and aspects of our CareerScan and TrustmeID products.
Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Capitalizing on the synergies gained through the Companies acquisitions, in 2004, Worldwide was able to utilize the technology acquired through Voicepower Technologies, when it merged into Dataphant, to develop the industry's first ever searchable non-published and cell phone CD-ROM. This product became Worldwide's fastest growing CD-ROM product to date. In addition, Worldwide, using the search capabilities built into the CD-ROM search engine, has expanded beyond CD-ROMs. Worldwide recently entered into an exclusive partnership with the State of New Hampshire's Department of Safety to implement its technology on the state's Intranet. Sonia Bejjani, Company co-founder and President of Worldwide, was profiled in "Women to Watch in 2005" by Women's Business Boston, January 2005 issue.

Revenue from our LocatePLUS product is recognized when there is either an agreed upon royalty fee or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We charge our fees to customers' credit cards
(approximately 60% of our current LocatePLUS customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our LocatePLUS customer base). During 2005, our LocatePLUS online customer base exceeded 20,000 customers. Within this customer base, subscriptions for ChoicePlan billing plans, which are billing plans for committed revenue per customer ranging from $25 per month to $5,000 per month, increased to 1,200 customers. In addition, we made a significant change to our billing practice in 2004, with the implementation of a new minimum usage fee. We expect this change will increase annual billings by at least $1M per year.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In 2006 and 2005, we recorded $3,828,408 and $4,055,417, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash, cash equivalents and short term investments. Interest expense is primarily attributable to various notes issued through the year ended December 31, 2006. As of December 31, 2006, we had notes payable (current and long-term) totaling $1,638,125.

We have incurred significant net losses since our inception. We incurred net losses of approximately $5.9 million in 2006 and $5.6 million in 2005. Our accumulated deficit as of December 31, 2006 was approximately $42 million.

Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2006 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

     REVENUES. Revenue from our Worldwide Information TM CD-ROM product increased to $588,977 for the year ended December 31, 2006 from $480,412 for the year ended December 31, 2005, an increase of 22% Revenue from our LocatePLUS and Entersect online products, decreased to $6,182,251 for the year ended December 31, 2006 as compared to $6,257,679 for the year ended December 31, 2005, a decrease of 1%. Revenue from our channel partners increased to $5,471,120 for the year ended December 31, 2006 as compared to $4,358,038 for the year ended December 31, 2005 an increase of 25%. The increase is attributed to the addition of new channel partners and additional sales to existing channel partners. Management expects revenue from channels to decrease substantially in 2007 as a major contract has expired. As part of deploying channel partner agreements, we occasionally provide engineering services. We did not recognize any engineering revenue in 2006 as compared to $505,000 recognized in 2005, a decrease of 100%. Engineering services revenues are not recurring and are dependent on customer needs. We recognized wireless revenue of $7,725 in 2006 as compared to $11,908 in 2005. We expect online, wireless, and channel revenue to increase and CD-ROM revenue to be stable during the next twelve months.

COSTS OF REVENUES. For the year ended December 31, 2006, our costs of revenue for Worldwide Information TM were $38,965 as compared to $133,612 for the year ended December 31, 2005, a decrease of 70%. Data cost are relatively fixed even as revenue from the product increases, no marked increase in costs is realized. For the year ended December 31, 2006, our costs of revenue associated with LocatePLUS and channel partner sales were $3,828,408, as compared to $4,055,417 for the year ended December 31, 2005, a decrease of 6%. Costs of revenues are expected to stabilize at about $3.5 million annually, as that amount represents the cost for the required data sets. As revenue increases, costs of revenue are not expected to increase proportionately. Costs of engineering services were allocated based on time spent for engineering services. Costs of wireless revenues are primarily the cost of wireless connectivity and the amortized cost of devices sold to end users.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the year ended December 31, 2006 were $1,714,502, as compared to $2,492,172 for the year ended December 31, 2005, a decrease of approximately 31%. We expect selling and marketing expense to increase over the next twelve months as we focus greater efforts on the acquisition of new customers to increase revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2006 were $7,539,311 as compared to $7,537,444 for the year ended December 31, 2005, an increase of less than 1%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ended December 31, 2006 were $196,600 as compared to $214,287 for the year ended December 31, 2005, a decrease of 8%. These expenses are a result of investigation of new biometric data products through the creation of Metrigenics. We anticipate these expenses will stabilize for the foreseeable future.

INTEREST INCOME. No interest income was recorded in 2006. Interest income for the year ended December 31, 2005 was $57,256

     INTEREST EXPENSE. Interest expense decreased to $1,320,934 for the year ended December 31, 2006, from $2,705,835 for the year ended December 31, 2005, a decrease of 51%. The interest expense is attributable to the payoff of certain notes payable issued in 2004 and the interest expense associated with additional financing during 2006.

OTHER INCOME. Other income increased to $4,523 for the year ended December 31, 2006, from $(7,952) for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2004, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As  of  December  31,  2006,  our  cash  and  cash  equivalents  totaled $29,822

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

     On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP , a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds "Dutchess"). The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company.
On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement. The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314. Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries' assets.

Under the Purchase Agreement, we also issued to Cornell five-year warrants in six separate series as follows:

A  Warrants  to  purchase  2,384,814 shares of common stock at $0.314 per share;
B  Warrants  to  purchase  2,186,079 shares of common stock at $0.343 per share;
C  Warrants  to  purchase  2,017,919 shares of common stock at $0.372 per share;
D  Warrants  to  purchase  1,748,863 shares of common stock at $0.429 per share;
E  Warrants  to  purchase  1,499,026  shares of common stock at $0.50 per share;
F  Warrants  to  purchase  1,500,000  shares of common stock at $0.01 per share.

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Rent expense amounted to $568,212 and $563,180 during 2006 and 2005, respectively. This increase is due to the rising of market rates.

     CAPITAL LEASES

     Through December 31, 2006, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $49,536.

     LICENSE AGREEMENTS

The following represents the contractual obligation and commercial commitments as of December 31, 2006.



                                          Payments Due by Period
                                       LESS THAN      1-3         3-5      MORE THAN
CONTRACTUAL OBLIGATIONS      TOTAL       1 YEAR      YEARS       YEARS      5 YEARS
Long-Term Debt
including current portion  $1,638,125  $1,627,996  $   10,129           -  $        -
Capital Leases                 49,536      49,536           -           -           -
Operating Leases            2,583,418     598,368     952,824     952,824      79,402
License Agreements          1,372,492     732,492     480,000     160,000           -
                           ----------  ----------  ----------  ----------  ----------
Total                      $5,643,571  $3,008,392  $1,442,953  $1,112,824  $   79,402
                           ----------  ----------  ----------  ----------  ----------


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

     USE OF OUR ASSETS

     Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes. The owned vehicles have been capitalized as assets of the Company, totaling $102,954 as of December 31, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155 - Accounting for Certain
Hybrid Financial Instruments ("SFAS 155"), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

OFF-BALANCE-SHEET ARRANGEMENTS

The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2006, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

ITEM 7 - FINANCIAL STATEMENTS
     Our financial statements as of and for the twelve months ended December 31, 2006 are set forth in the section of this Annual Report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A  -  CONTROLS  AND  PROCEDURES

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

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending December 31, 2007. During 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. These weaknesses have lead management to conclude that disclosure controls and procedures are not effective for the nine months ended September 30, 2006. To remediate the internal controls does not require additional material costs.

     During the nine months ended September 30, 2006, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

     There were no changes in our internal controls over financial reporting that occurred during the quarter ending September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth specific information regarding our executive officers and directors as of December 31, 2006.

EXECUTIVE OFFICERS AND DIRECTORS


The following table sets forth specific information regarding our executive officers and directors as of Chief Financial Officer February 12, 2007.

EXECUTIVE OFFICERS AND DIRECTORS     AGE     POSITIONS
--------------------------------     ---     -----------------------------------
Jon R. Latorella                     42      Chairman of the Board, President
                                             and Chief Executive Officer
Sonia P. Bejjani                     37      Director; President-Worldwide
                                             Information, Inc.
James C. Fields                      39      Vice President of Finance,
                                             Treasurer Secretary, and Acting
                                             Chief Financial Officer
Ralph Caruso                         56      Director
David Skerrett(2)                    56      Director
Chris Romeo(1)                       43      Director
Mike Ryan                            47      Director
Peter Zekos                          44      Director

(1) Member of our Compensation Committee.
(2) Member of our Audit Committee.

CURRENT DIRECTORS AND OFFICERS

     JON R. LATORELLA co-founded our business in 1991 and has been our Chief Executive Officer since we commenced our activities. Mr. Latorella is also the Chairman of our Board of Directors. Before founding our business, Mr. Latorella served as a consultant to various local and state law enforcement agencies. Mr. Latorella holds a Bachelor of Science/Bachelor of Arts from the University of Massachusetts, which he received in 1994.
Subsequent to year end, Jon Latorella has resigned as President and CEO of LocatePlus.

SONIA P. BEJJANI co-founded our business in 1991 and has been a member of our Board of Directors and employed by us in various capacities since we commenced our activities. For the five years ending August 1, 2001, Ms. Bejjani was our Vice President - Sales and Customer Service. Since August 1, 2001, Ms. Bejjani has been the President of Worldwide Information, Inc., our wholly-owned subsidiary.

JAMES C. FIELDS was appointed our Vice President of Finance, Treasurer, Secretary and Acting Chief Financial Officer on March 31, 2003. Prior to that, Mr. Fields served as our Director of Finance since February 2001. Prior to joining us, Mr. Fields was the Controller and Vice President of operations at CO Space, a carrier neutral collocation company. Mr. Fields is a certified public accountant and holds a Bachelor of Arts in Accounting from the College of St. Scholastica, which he received in 1992, and a Masters of Business Administration from Babson College, which he received in 1999.
       Subsequent to year end, James Fields has assumed an interim role of Acting CEO.

     DAVID SKERRETT has been Vice President of the Middlesex Corporation for 23 years. Middlesex Corporation is in the top 400 heavy civil construction companies in the nation with $140 million in revenue. Mr. Skerrett holds a Bachelor of Engineering from College of Technology. Mr. Skerrett has been elected in 2005 to serve a one year term. David is also a member of the Audit Committee.

CHRIS ROMEO is an attorney that has had a private practice since 1992 and holds a Bachelors Degree from Wesleyan University and received a Doctorate of Jurisprudence from the New England School of Law in 1987. Mr. Romeo is a new member to the Board of Directors and has been elected in 2005 to serve a two year term.

RALPH CARUSO, is the founder and President of Caruso Companies, a conglomerate involved in many facets of industrial construction that has been in business for over 25 years. Mr. Caruso is a new member to the Board of Directors and has been elected in 2005 to serve a one year term.

MIKE RYAN is an attorney that has had a private practice since 1992 and holds a Bachelors Degree from Merrimack College and received a Doctorate of Jurisprudence from the New England School of Law in 1987. Mr. Ryan is a new member to the Board of Directors and has been elected in 2005 to serve a two year term.

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

     Mr. Robert A. Goddard, our former Chief Financial Officer, Treasurer, and Secretary, ceased employment with us on March 31, 2003.

Thomas E. Murphy a former member of our Board of Directors, resigned from the Board on March 10, 2006.

John P. Houlihan a former member of our Board of Directors, resigned from the Board on March 12, 2006.

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

     Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2006.

AUDIT COMMITTEE
     The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of our independent auditors, reviews the scope of the audit services provided by our independent accountants, and reviews our accounting practices and internal accounting controls. Currently, the only member of the Audit Committee is Mr. Skerrett. There is one vacancy on the Audit Committee of the Board of Directors.

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

ITEM 10 - EXECUTIVE COMPENSATION

     Prior to December 5, 2005, the Company had outstanding two classes of stock, Class A Voting Common Stock of which there were 150,000,000 shares authorized with 111,424,416 issued, and Class B Non-Voting Common Stock of which there were 250,000,000 shares authorized with 74,505,730 issued. At the annual meeting of the shareholders held on November 12, 2005, the shareholders approved a plan of recapitalization whereby 1) each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock combine into a single class of voting Common Stock with 400,000,000 authorized and 185,930,146 issued, 2) effect a one-for-fifty reverse split of this new class of Common Stock resulting in a 8,000,000 authorized and 3,718,603 issued, and 3) increase the authorized from 8,000,000 to 25,000,000. The combination of the two classes of stock was completed on December 5, 2005. The reverse split and change in authorized shares was completed on December 12, 2005. In addition, the completion of the recapitalization triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new Common Stock.

SUMMARY COMPENSATION TABLE

     The following table sets forth, for 2006, 2005 and 2004, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2006, 2005 and 2004 exceeded $100,000 (the "Named Executive Officers").



-                          -       -         -                          NON-EQUITY      NON-        ALL
NAME AND                   -       -         -       STOCK    OPTIONS    INCENTIVE   QUALIFIED     OTHER
PRINCIPAL POSITION        YEAR   SALARY    BONUS    AWARDS    AWARDS       PLAN       DEFERRED     COMP      TOTALS
-                          -      ($)       ($)       ($)    (SHARES)    COMP ($)     COMP ($)      ($)       ($)
------------------------  ----  --------  --------  -------  ---------  -----------  ----------  ---------  --------
JON R. LATORELLA          2006   231,468   325,000        -         -             -           -  15,000(2)   571,468
                          ----  --------  --------  -------  ---------  -----------  ----------  ---------  --------
President and             2005   232,727         -        -         -             -           -  15,000(2)   247,727
Chief Executive Officer   2004   193,955   100,000        -  70,000(1)            -           -  15,000(2)   378,955

JAMES C. FIELDS(3)        2006   142,690         -        -         -             -           -  13,200(5)   155,890
Acting Chief Financial    2005   142,893         -        -         -             -           -  13,200(5)   156,093
Officer, Treasurer and    2004   134,967         -        -  20,000(4)            -           -  10,000(5)   164,967
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

(4) On May 19, 2004, Mr. Fields was granted incentive stock options to purchase 20,000 shares of Class A Voting Common Stock with an exercise of $19.50 per share on a post recapitalization basis.

(5) Beginning in April 2004, Mr. Fields was allowed the use of a company-leased vehicle, the value of which is approximately $1,100 per month.

Subsequent to year end, Jon Latorella has resigned as President and CEO of LocatePlus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END



                                              OPTION AWARDS                                            STOCK AWARDS
                    --------------------------------------------------------------------  -----------------------------------------
                                                                                                                          Equity
                                                                                                                        Incentive
                                                                                                              Equity       Plan
                                                                                                            Incentive    Awards:
                                                                                                               Plan       Market
                                                                                                             Awards:        or
                                                                                                   Market     Number      Payout
                                                       Equity                             Number    Value       of        Value
                                                     Incentive                              of       of      Unearned       of
                                                        Plan                              Shares   Shares    Shares,     Unearned
                                                      Awards:                               or       or       Units      Shares,
                                                       Number                              Units    Units       or        Units
                       Number of      Number of          of                                 of       of       Other         or
                      Securities      Securities     Securities                            Stock    Stock     Rights      Other
                      Underlying      Underlying     Underlying                            That     That       That       Rights
                      Unexercised    Unexercised    Unexercised     Option                 Have     Have       Have     That Have
                        Options        Options        Unearned     Exercise     Option      Not      Not       Not         Not
                          (#)            (#)          Options       Price     Expiration  Vested   Vested     Vested      Vested
Name                  Exercisable   Unexercisable       (#)          ($)         Date       (#)      ($)       (#)         (#)
-------------------  -------------  --------------  ------------  ----------  ----------  -------  -------  ----------  ----------
JON R. LATORELLA(1)
President and
Chief Executive
Officer                     35,000               -             -  $    12.50    12/18/08        -        -           -           -
                            50,000               -             -  $    12.50    12/18/08        -        -           -           -
                     -------------  --------------  ------------  ----------  ----------  -------  -------  ----------  ----------
                           100,000               -             -  $    50.00    12/18/08        -        -           -           -
                     -------------  --------------  ------------  ----------  ----------  -------  -------  ----------  ----------
                            20,000               -             -  $    75.00    05/19/09        -        -           -           -
                     -------------  --------------  ------------  ----------  ----------  -------  -------  ----------  ----------
                            50,000               -             -  $    19.50    05/19/09        -        -           -           -
                     -------------  --------------  ------------  ----------  ----------  -------  -------  ----------  ----------
                             2,000               -             -  $    10.00    11/03/08        -        -           -           -
                     -------------  --------------  ------------  ----------  ----------  -------  -------  ----------  ----------
                           240,000               -             -  $     0.50    12/29/09        -        -           -           -
                     -------------  --------------  ------------  ----------  ----------  -------  -------  ----------  ----------


JAMES C. FIELDS(2)
Acting Chief
Financial Officer           10,000                                     10.00    06/01/11        -        -           -           -
                     -------------                                ----------  ----------  -------  -------  ----------  ----------
                            10,000                                      7.50    03/28/13        -        -           -           -
                     -------------                                ----------  ----------  -------  -------  ----------  ----------
                            15,000                                     12.50    12/18/13        -        -           -           -
                     -------------                                ----------  ----------  -------  -------  ----------  ----------
                            20,000                                     19.50    05/19/14        -        -           -           -
                     -------------                                ----------  ----------  -------  -------  ----------  ----------
                            20,000                                      0.50    12/29/14        -        -           -           -
                     -------------                                ----------  ----------  -------  -------  ----------  ----------


(1) All options issued to Mr. Latorella expire five years from issue date. As such, the issue date is five years prior to expiration and all options were immediately vested upon issue.

(2) All options issued to Mr. Fields expire ten years from issue date. As such, the issue date is ten years prior to expiration. With the exception of the 10,000 share grant issued 6/1/2001 which vested 25% per year on its anniversary, all options were immediately vested upon issue.


Subsequent to year end, Jon Latorella has resigned as President and CEO of LocatePlus.


DIRECTOR COMPENSATION


                                                                      Non-
                   Fees                            Non-Equity      Qualified
                  Earned                            Incentive       Deferred          All
                 or Paid     Stock      Option         Plan       Compensation       Other
                 in Cash     Awards     Awards    Compensation      Earnings      Compensation    Total
Name               ($)        ($)        ($)          ($)             ($)             ($)          ($)
--------------  ---------  ---------  ---------  --------------  --------------  --------------  --------
RALPH CARUSO            -          -          -               -               -               -         -
--------------  ---------  ---------  ---------  --------------  --------------  --------------  --------
DAVID SKERRETT          -          -          -               -               -               -         -
--------------  ---------  ---------  ---------  --------------  --------------  --------------  --------
PETER ZEKOS             -          -          -               -               -               -         -
--------------  ---------  ---------  ---------  --------------  --------------  --------------  --------
CHRIS ROMEO             -          -          -               -               -               -         -
--------------  ---------  ---------  ---------  --------------  --------------  --------------  --------
MIKE RYAN               -          -          -               -               -               -         -
--------------  ---------  ---------  ---------  --------------  --------------  --------------  --------

Independent members of the Board will be compensated for their service in 2007 $25,000 per member.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the close of business on December 31, 2006, there were 7,685,067 shares of Common Stock issued and outstanding. There were also unexercised options and warrants issued to purchase shares of Common Stock (including both vested and unvested options) outstanding on that date. Of these, 2,136,207 issued shares and 4,613,712 options, warrants, and convertible shares were owned by officers, directors and over 5% stockholders.

     The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on December 31, 2006, by:
     -Each of our directors;
     -Each of our executive officers;
     -Each person known to us to beneficially own more than 5% of either class of our common stock; and
     -All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock underlying options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2006 are deemed outstanding, while such shares are not deemed outstanding for computing percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder. Each of our directors and executive officers can be contacted at 100 Cummings Center, Suite 235M, Beverly, Massachusetts 01915.

                                            COMMON STOCK
                                    NUMBER OF SHARES       PERCENTAGE
BENEFICIAL OWNER                    BENEFICIALLY OWNED      OF CLASS
--------------------------          ------------------     -----------
Directors
JON R. LATORELLA                             983,735(1)         12.02%
SONIA P. BEJJANI                              92,508(2)          1.19%
RALPH CARUSO                                  22,944                 *
DAVID SKERRETT                                 1,995(3)              *
PETER ZEKOS                                   20,700(5)              *
CHRIS ROMEO                                        -                 -
MIKE RYAN                                          -                 -

Officers
JAMES C. FIELDS                               65,000(7)              *
5% or More Shareholders
SPECIAL SITUATION FUNDS                    1,410,000(8)         17.44%
DUTCHESS                                   3,871,037(9)         34.70%

All directors and
executive officers
as a group                                 6,467,919(10)        65.35%

*     Less than one percent of outstanding shares.

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

(6) Includes 21,950 shares of issuable upon exercise of certain immediately exercisable warrants with an exercise price of $69.63 per share
(7) Includes the vested portion of stock incentive stock options to purchase up to 65,000 shares with a weighted average exercise price of $11.65 per share.
(8) Includes 505,000 shares and 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Fund III, L.P. and 505,000 shares 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Private Equity Fund, L.P.
(9) Includes 400,000 shares and 2,346,037shares issuable upon the conversion of certain notes payable using a conversion price of $0.70 per share, 750,000 shares issuable upon the exercise of five year warrant issued December 29, 2005 with an exercise price of $5.00 per share and 375,000 shares issuable upon the exercise of five year warrant issued July 21, 2006 with an exercise price of $1.00 per share.
(10) Includes 4,613,712 shares issuable upon the exercise of warrants and conversion of certain notes payable.

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

JON  R.  LATORELLA

     Mr. Latorella is our President and Chief Executive Officer and is Chairman of our Board of Directors.
     Subsequent to year end, Jon Latorella has resigned as President and CEO of LocatePlus.

     INCENTIVE  STOCK  OPTION

In 2004, Mr. Latorella was granted fully vested incentive stock options to purchase 1,000,000 and 2,500,000 Class A Voting common with exercise prices of $1.50 and $0.39 per share respectively.

USE  OF  COMPANY  CARS.

Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $1,500 per month.

JAMES  C.  FIELDS

Mr. Fields is our Acting Chief Financial Officer and Acting Chief Executive Officer.

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

On December 5, 2005, we filed a Form 8-K and reported under item 8.01 in which we notified NASDAQ that we would be effectuating the shareholder approved combination of its Class B Non-Voting Common Stock into Class A Voting Common Stock, and then a 1 for 50 reverse stock split into a single class of Common Stock.

On March 20, 2007, we filed a Form 8-K and reported under item 1.01 that we had consummated a
Securities Purchase Agreement (the "Purchase Agreement") dated March 20, 2007 with Cornell Capital Partners L.P. ("Cornell") providing for the sale by the Company to Cornell of its 8.5% secured convertible debentures in the aggregate principal amount of $6,000,000.

EXHIBITS

3.1 Second Amended and Restated Certificate of Incorporation of LocatePLUS Holdings Corporation, as filed with the Secretary of State of the State of Delaware on March 19, 2002.(1)
3.2     By-Laws of LocatePLUS Holdings Corporation.(1)
4.1 Warrant and Unit Agreement by and between LocatePLUS Holdings Corporation and Transfer Online, Inc., dated March 22, 2002.(1)
4.2     Form of Warrant Certificate.(2)
4.3     Form of Unit Certificate.(2)
4.4     Form of Class A Voting Common Stock Certificate.(2)
4.5     Form of Class B Non-voting Common Stock Certificate.(2)
4.6 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class A Voting Common Stock).(1)
4.7 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class B Non-voting Common Stock).(2)
4.8     $10,000 Convertible Promissory Note, dated March 9, 2001.(1)
4.9     Amended Form of Warrant Certificate.(3)
4.10     Amendment to $10,000 Convertible Promissory Note, dated July 23,
2002.(3)
10.1 Master Lease Agreement between Cummings Properties, Inc. and Worldwide Information, Inc., dated November 20, 1999.(1)
10.2     Secured Note, dated June 1, 2001.(1)
10.3 Purchase Agreement dated July 8, 2005, by and between LocatePLUS Holdings Corporation and certain Investors named therein, as amended August 12, 2005.(4)
10.4 Form of 3% Senior Convertible Note dated July 8, 2005 and August 15, 2005, by and between LocatePLUS Holdings Corporation and each of the Investors named in Exhibit 10.26. (4)
10.5 Registration Rights Agreement dated July 8, 2005, by and between LocatePLUS Holdings Corporation and certain Investors named therein, as amended August 12, 2005. (4)
10.6     Form of Common Stock Purchase Warrant issued to the Investors named in
Exhibit 10.26. (4)
10.7 Debenture, dated December 29, 2005, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund II, L.P. (5)
10.8 Debenture Registration Rights Agreement, dated December 29, 2005 by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund II, L.P. (5)
10.9     Warrant Agreement Dated December 30, 2005(5)
10.10     Security Agreement Dated December 30, 2005(5)
10.11     Subscription Agreement Dated December 30, 2005(5)
10.12 Debenture, dated July 21, 2006, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P. (5)

10.13 Debenture Registration Rights Agreement, dated July 21, 2006 by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P.
(5)
10.14     Warrant Agreement Dated July 21, 2006 (5)
10.15     Security Agreement Dated July 21, 2006(5)
10.16     Subscription Agreement Dated July 21, 2006(5)
10.17 Addendum Dated October 18, 2006 to Debenture Dated December 29, 2005 and Debenture Dated July 21, 2006(5)
21.1     Subsidiaries of LocatePLUS Holdings Corporation.(1)
31.1     302 Certification of the Chief Executive Officer
31.2     302 Certification of the Chief Financial Officer
32     906 Certification of C.E.O. and C.F.O.

(1) Filed as an Exhibit to Form SB-2, filed with the Securities and Exchange Commission on March 28, 2002 (Registration No. 333-85154).
(2) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-85154).
(3) Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on July 24, 2002 (Registration No. 333-85154).
(4) Filed as Exhibit to Form 8-K, filed with the Securities and Exchange Commission on July 13, 2005.
(5) Filed as Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on January 4, 2007, (Registration No. 333-138311


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
     During 2006, our principal accountant, Livingston & Haynes, P.C. (L&H) billed $93,850 in connection with the audit of our annual financial statements and the review of our quarterly financial statements.
TAX FEES
     During  2006,  L&H  billed  us  $11,250  for  tax  related  services.
ALL  OTHER  FEES.
     During 2006 L&H billed us $24,000 in fees relating to the registration of securities.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               LOCATEPLUS HOLDINGS CORPORATION


/s/ James C. Fields
    James C. Fields,  Interim President and Chief Executive Officer
May 2, 2007

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of LocatePLUS Holdings Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation and its subsidiaries as of December 31, 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2006, and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2006 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/LIVINGSTON & HAYNES, P.C.
Livingston & Haynes, P.C.
Wellesley, Massachusetts

May 1, 2007

                        LOCATEPLUS HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2006

ASSETS
Current assets:
  Cash and cash equivalents                       $     29,822
  Accounts receivable, trade
     - net of allowance                                796,487
  Current Portion of LT Receivable                     405,000
  Prepaid expenses and
    other current assets                               344,729
                                                  ------------
      Total current assets                           1,576,038
                                                  ------------

Property and equipment, net                          1,941,750
Long Term Receivable                                 1,877,614
Other assets                                           275,413
                                                  ------------
      Total assets                                   5,670,815
                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   1,910,665
  Accrued expenses                                   2,549,593
  Deferred revenue                                      28,657
  Current portion of capital lease
    obligation                                          46,966
  Notes Payable                                        153 221
  Convertible notes payable                          1,474,775
                                                  ------------
      Total current liabilities                      6,163,877

Notes payable                                           10,129
                                                  ------------
      Total liabilities                              6,174,006
                                                  -------------

Commitments and contingencies

Stockholders' equity:
   Common Stock , $0.01 par value,
      25,000,000 shares authorized
      7,363,857 shares issued and
      outstanding at December 31, 2006                  73,639
  Additional paid-in capital                        38,957,425
  Warrants                                           3,107,702
  Impairment on assets                                (842,000)
  Accumulated deficit                              (41,799,957)
                                                  -------------
      Total stockholders' equity                      (503,191)
                                                  -------------

      Total liabilities and stockholders' equity     5,670,815
                                                  ============



See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                          LOCATEPLUS HOLDINGS COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE YEARS ENDED
                                                 DECEMBER 31,
                                             2006          2005

Revenues
   Information sales - CD Rom            $   588,977   $    480,412
   Information sales - online              6,182,251      6,257,679
   Information sales - channel             5,471,120      4,358,038
   Information sales - wireless                7,725         11,908
   Engineering services                            -        505,000
                                         -----------   ------------
   Total revenues                         12,250,073     11,613,037
                                         -----------   ------------
Costs and expenses:
   Costs of revenues
      CD Rom                                  38,965        133,612
      Online and channel                   3,828,408      4,055,417
      Engineering                                  -        123,750
   Selling and marketing                   1,714,501      2,492,172
   General and administrative              7,539,311      7,537,444
   Research and Development                  196,600        214,287
                                         -----------   ------------
      Total operating expenses            13,317,785     14,556,682
                                         -----------   ------------
Operating loss                            (1,067,712)   ( 2,943,645)

Other income (expense):
   Interest income                                 -         57,256
   Interest expense                       (1,320,934)    (2,705,835)
   Other income                                4,523         (7,952)
   Write Down of LT Accounts Receivable   (1,291,636)             -
   Finance Related Expenses               (2,286,075)             -
                                         -----------   ------------
Net loss                                 $(5,961,834)  $( 5,600,176)
                                         ===========   ============

Basic and diluted net loss per share     $     (0.86)  $      (1.56)

Shares used in computing basic and
diluted net loss per share                 6,907,321      3,582,049



See Independent Auditors' Report and Notes to Consolidated Financial Statements.



LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     CLASS A                     CLASS B          ADDITIONAL
                            COMMON STOCK           COMMON STOCK                COMMON STOCK        PAID-IN
                          SHARES    AMOUNT      SHARES        AMOUNT        SHARES      AMOUNT     CAPITAL    WARRANTS
                         ---------  -------  -------------  -----------  ------------  ---------  ----------  ---------
Balance at
December 31, 2004                -             96,890,978      968,909    73,169,178    731,692   25,391,508  2,410,787

Issuance of shares                             16,121,047      161,211     1,336,552     13,366    1,641,979

Combine Class B
common into Class A                            74,505,730      745,058   (74,505,730)  (745,058)

Effect 1 for 50 reverse
split                    3,900,789  $39,008  (187,517,755)  (1,875,178)                            1,836,170

Conversion of Notes
Payable                  1,793,000   17,930                                                        8,551,965    395,105

Services performed
for Stock

Impairment on
Assets

Net loss for the year
ended December 31, 2005
                         ---------  -------  -------------  -----------  ------------  ---------  ----------  ---------
Balance at
December 31, 2005        5,693,789   56,938             -            -             -          -   37,421,622  2,805,892

Issuance of shares       1,670,068   16,701                                                        1,535,804    301,810

Adjustment to
Impairment

Net loss for the year
ended December 31, 2006
                         ---------  -------  -------------  -----------  ------------  ---------  ----------  ---------
Balance at
December 31, 2006        7,363,857   73,639              -            -             -          -  38,957,425  3,107,702
                         =========  =======  =============  ===========  ============  =========  ==========  =========




                                                                       TOTAL
                             STOCK                                 STOCKHOLDERS'
                         SUBSCRIPTION   IMPAIRMENT      ACCUM          EQUITY
                          RECEIVABLE     ON ASSETS     DEFICIT       (DEFICIT)
                         -------------  -----------  ------------  --------------
Balance at
December 31, 2004            (488,558)               (30,237,947)     (1,223,609)

Issuance of shares                                                     1,816,556

Combine Class B
common into Class A                                                            -

Effect 1 for 50 reverse
split                                                                          -

Conversion of Notes
Payable                                                                8,965,000

Services performed
for Stock                     488,558                                    488,558

Impairment on
Assets                                    (831,500)                     (831,500)

Net loss for the year
ended December 31, 2005                               (5,600,176)     (5,600,176)
                         -------------  -----------  ------------  --------------
Balance at
December 31, 2005                   -     (831,500)  (35,838,123)      3,614,829

Issuance of shares                                                     1,854,314

Services performed
for Stock

Adjustment to
Impairment                                 (10,500)                      (10,500)

Net loss for the year
ended December 31, 2006                               (5,961,834)     (5,961,834)
                         -------------  -----------  ------------  --------------
Balance at
December 31, 2006                         (842,000)  (41,799,957)       (503,191)
                         =============  ===========  ============  ==============



See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                        LOCATEPLUS HOLDINGS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         2006          2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            (5,961,834)   ($5,600,176)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization
        of property and equipment                        852,378      1,026,805
      Provision for doubtful accounts                    (21,318)        (7,768)
      Interest expense related to
        warrants issued with debt                        496,015        199,375
      Services performed and interest
        expense in exchange for stock                    214,650        958,643
      Stock Based Compensation Expense                   102,558        133,454
      Value Allowance for notes receivable             2,099,986              -
      Amortization of intangible assets                    9,108              -
      Changes in assets and liabilities:
        Accounts receivable                             (547,315)    (3,468,376)
        Prepaid expenses and other assets                394,284       (430,949)
        Other Assets                                    (114,375)       149,777
        Accounts payable                                  52,178       (174,071)
        Accrued expenses                               2,326,960         (9,536)
        Deferred revenue                                 (49,730)        20,143
                                                      -----------   ------------
          Net cash used in operating activities         (146,455)    (7,202,677)
                                                      -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayment of purchased
    note receivable                                            -        453,070
  Purchase of note receivable                                  -       (175,211)
  Purchases of property and equipment                   (190,644)      (629,636)
                                                      -----------   ------------
          Net cash provided by investing activities     (190,644)      (351,777)
                                                      -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                   (1,306,935)    (4,331,363)
  Proceeds from issuance of debt                       1,250,000     10,640,653
  Payments of obligations under capital lease           (186,880)      (595,446)
  Proceeds from issuance of common stock and
    collection of stock subscriptions receivable,
    net of issuance costs                                      -      1,264,407
                                                      -----------   ------------
          Net cash provided by financing activities     (243,815)     6,978,251
                                                      -----------   ------------
Net (decrease) increase in cash and
  cash equivalents                                      (580,914)      (576,203)

Cash and cash equivalents, beginning of period           610,736      1,186,939
                                                      -----------   ------------
Cash and cash equivalents, end of period                  29,822        610,736
                                                      ===========   ============

Supplemental disclosures of cash flows
  information:
Cash paid for interest                               $   779,776   $  2,284,726

Supplemental disclosure of non-cash
  investing and financing activities:
Relative fair value of detachable warrants
  issued in conjunction with convertible debt        $   301,810   $    395,105


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

     LIQUIDITY  AND  OPERATIONS
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial losses in each of the last two years, and has incurred an accumulated deficit of approximately $42 million through December 31, 2006. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements don not include any adjustments that might result from the outcome of this uncertainty.

     The Company raised approximately $1.3 million, $8 million, and $4 million of equity or debt during 2006, 2005, and 2004 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

     During August 2003, the Company issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $5 million in shares of the Company's Common Stock to the investor at a purchase price equal to 95% of the lowest closing bid price for the Company's Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Common Stock and certain customary closing conditions. The Company sold 369,535 shares, after adjusting for a 1 for 50 reverse split on December 12, 2005, for a total $5.0 Million in net proceeds from the investor through December 31, 2005.

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On December 29, 2005, the Company entered into an Investment Agreement where the Company received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share. The Company also issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $10 million in shares of the Company's Common Stock to the investor at a purchase price equal to 93% of the lowest closing bid price for the Company's Common Stock during a ten-day pricing period. The number of shares that the Company may sell to that investor is limited by the trading volume of the Company's Common Stock and certain customary closing conditions. No shares have yet been sold under this agreement

On July 21, 2006 the Company entered into an Investment Agreement where the Company received proceeds of $750,000 by issuing a note payable convertible into shares of Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion.

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


     CONCENTRATION  OF  CREDIT  RISK
     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. The Company reached an agreement with respect to a customer to convert the outstanding balance at September 30, 2006 into a term receivable to be collected the balance over 94 payments. The carrying value of this receivable is approximately $2.4 million of which $1.9 million is classified as long term.




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

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

     The Company updates the information contained in compact disks (CD ROMs) either quarterly or semi-annually. Revenue is recognized upon delivery to the customer of a compact disk, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectability is reasonably assured. In October 2002, the Company changed its method of selling compact disks. Prior to October, compact disks were sold with an upfront purchase of an annual supply of compact disks, with the purchase price allocated equally based on the number of compact disks to which the customer was entitled. Deferred revenue principally related to undelivered compact disks. Subsequent to October 2002, compact disks are sold individually. Customers may choose to have the disks automatically shipped and billed.

     Online customers are charged fees which vary based on the type of information requested. Revenue is recognized when the information requested is downloaded, there is evidence of an arrangement, the fees are fixed or determinable, and collectability is reasonably assured.
     Wireless customers using LocatePLUS Anywhere are charged a monthly subscription fee billed in arrears. Revenue is recognized on a monthly basis when there is evidence of an arrangement, the fees are fixed or determinable, and collectability is reasonably assured.

     Channel partners are charged royalty fees, which vary based on the type of information requested. Revenue is recognized when the information requested is downloaded, there is evidence of an arrangement, the fees are fixed or determinable, and collectability is reasonably assured.

     Engineering services relate to integration services provided to a third party database provider with whom the Company has an arrangement whereby the Company provides the third party access to the Company's database. Revenue is recognized over the term of the contract when there is evidence of an arrangement, the fees are fixed or determinable, and collectability is reasonably assured.

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

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


developed for internal use may be capitalized. Costs eligible for capitalization under SOP 98-1 have been immaterial to date.

     STOCK  COMPENSATION  PLANS

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company applied the disclosure only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 148") for employee stock option awards for the twelve months ended December 31, 2005. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below.

                                                    YEAR ENDED
                                                 DECEMBER 31 2005
                                                    -------------
Net loss - reported                                 $ (5,600,176)
Amortization of stock compensation expense            (1,289,122)
                                                    -------------
Pro forma net loss                                  $ (6,889,298)
                                                    =============

Pro forma net loss per share - basic and diluted          $(1.92)

     In 2005, the fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 30%; average risk-free interest rate of 4.37%; and an expected option holding period of 6 years.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. No stock-based compensation expense was recognized in the income statement for the year ended December 31, 2005, as all options granted under the Company's stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company's financial statements for the year ended December 31, 2005.

Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement for the year ended December 31, 2006 was $102,558

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the years ended December 31, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                                  FOR THE TWELVE MONTHS ENDED
                                                          DECEMBER 31,
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

     ADVERTISING
     The  Company  charges  advertising  costs  to  operations  when  incurred.
Advertising  expense  was  $269,749  in  2006  and  $576,715  in  2005.

     EARNINGS  PER  SHARE
     Basic earnings per share is based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume the issuance of potential common shares that have an anti-dilutive effect. Diluted per share computations are not presented since the effect would be anti-dilutive.

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

     RECENT  PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which eliminates the exemption from applying SFAS 133 to interests in

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

     In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amendsAPB Opinion No. 29, eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for non-monetary exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

3.     ACCOUNTS  RECEIVABLE,  TRADE
     Trade accounts receivable are presented net of an allowance for doubtful collections of $150,944 at December 31, 2006. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     Prepaid expenses and other current assets primarily consist of approximately $163,361 in prepaid insurance and prepaid professional data services, and $43,750 in fees for financing that are being amortized over the length of the term.

5.     NOTES  RECEIVABLE

     Demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance. The remaining principal balance at December 31, 2005 was $358,508. As of December 31, 2006, the Company fully allowed for the remaining principal balance.

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


7.     PROPERTY AND EQUIPMENT
     Property  and  equipment  at  December 31, 2006, consists of the following:

          Equipment                              $ 4,523,254
          Vehicles                                   102,954
          Software                                   938,017
          Furniture and fixtures                     389,783
          Leasehold improvements                     618,093
                                                 -----------
                                                   6,572,101

            Less accumulated depreciation and
                 amortization                      4,630,351
                                                 -----------
          Property and equipment, net            $ 1,941,750
                                                 ===========

     The carrying value of assets under capital leases was $568,646, net of amortization of $1,401,352, as of December 31, 2006.

     Depreciation and amortization expense was $852,378 and $1,026,850 for the years ended December 31, 2006 and 2005, respectively.

8.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS
     Prepaid expenses and other current assets consist of the following at December 31, 2006:

          Prepaid expenses                            90,161
          Deferred financing costs                    43,750
          Other                                      210,818
                                                 -----------
          Total                                    $ 344,729
                                                 ===========

9.     LONG  -TERM  RECEIVABLE

     At year-end, under the terms of a negotiated agreement, the Company converted $4.2 million held by one customer that it was carrying in accounts receivable into a long term receivable. The terms of the agreement call for monthly payments of $45,000 per month. In accordance with GAAP, the carrying value of this receivable has been adjusted to reflect the present value of the future required minimum payments. Using a 10% discount rate, the present value of the receivable is being carried at $2.9 million of which $405,000 is in current assets and $2.5 million in long-term assets. In addition, an allowance for bad debt has also been recorded against the receivable in the amount of approximately $570,000. The following table summarizes the value of the receivable (amounts in thousands).

Face value      Present value     Allowance     Net carrying value
$  4,205        $  2,913            $  570           $  2,343

10.     OTHER  ASSETS
     Other  assets  consist  of  the  following  at  December  31,  2006:

          Restricted trading securities            $  33,000
          Security deposits                           92,964
          Other Non-Current Assets                   149,449
                                                 -----------
          Total                                    $ 275,413
                                                 ===========

     Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


and data was at valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $894,000, as such 200,000 shares were exchanged for the service. At December 31, 2005, the 10-day trailing average closing price was $.22 per share, or the value of the shares was $58,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $842,000 and the adjusted carrying value is now $33,000.

11.     ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  at  December  31,  2006:

          Payroll and related taxes              $    88,917
          Accounting, legal and professional fees     82,500
          Finance Related Expenses                 2,286,075
          Interest on Notes Payable                   45,128
          Other                                       46,973
                                                 -----------
          Total                                  $ 2,549,593
                                                 ===========

12.     NOTES  PAYABLE

     Convertible promissory note due on demand, that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

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

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

13.     COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES
     The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2007. Rent expense amounted to $566,445 and $563,180 during 2006 and 2005, respectively.

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Future minimum payments under non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
               2007          598,368
               2008          476,412
               2009          476,412
               2010          476,412
               2011          476,412
               2012           79,402
                         -----------
               Total     $ 2,583,418
                         ===========

CAPITAL LEASES
     The Company acquired equipment under long-term capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases.

     The following is a schedule by years of future minimum lease payments under the capital leases, together with the net present value of the minimum lease payments at December 31, 2006.

YEAR ENDING DECEMBER 31,

    2007                                                          49,536
    Less:  amounts representing interest and executory costs       2,570
                                                                 -------
    Present value of future minimum lease payments                46,966

    Less:  current portion of obligation under capital lease      46,966
                                                                 -------
    Long-term obligation under capital lease                     $     -
                                                                 =======

     LICENSE AGREEMENTS
     The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers. In 2006 and 2005, the Company recorded $3,616,065 and $2,906,465 respectively in costs related to these agreements. In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data. The Company is required to make minimum payments under these agreements as follows:

YEAR ENDING DECEMBER 31,

        2007     $  492,492
                 ----------
                 $  492,492
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

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

14.     INCOME TAXES

     Deferred tax assets consist of the following at December 31:

                                                    2006
                                              -------------
      Net operating loss carry forwards       $  14,000,000
      Depreciation and amortization                 425,000
      Bad debt reserve                              285,000
      Investment loss                               400,000
      Capitalized research and development        1,000,000
                                              -------------
      Gross deferred tax assets                  16,110,000
      Valuation allowance                       (16,110,000)
                                              -------------
                                              $           -
                                              =============


The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $ 35,000,000. The federal and state net operating loss carryforwards expire through 2026.

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

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

     As of December 31, 2006, a total of 4,279,539 shares of Common Stock were reserved for issuance upon exercise of outstanding stock option and warrant agreements.

     STOCK  OPTIONS  AND  WARRANTS
     During 2005, the Company issued warrants to purchase 1,574,780 shares of Common Stock at an average exercise price of $6.31 per share to third parties in exchange for services. The Company recorded a discount to Note payable or expense of $413,321 associated with these warrants.

     During 2005, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 20% volatility, 3.9% average risk-free interest rate, a ten-year life and an underlying Class A Voting Common Stock average value of $5.00 per share.

     During 2006, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 34% volatility, 4.1% average risk-free interest rate, a ten-year life and an underlying Common Stock.

     As of December 31, 2006, there were a total of 3,088,342 options and warrants outside the Stock Plans.

16.     STOCK OPTION PLANS

     On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the "1999 Plan"). Under the terms of the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


administers the Plan. A maximum of 15,000,000, shares, or 300,000 after adjusting for the reverse split, of Class A Voting Common Stock has been approved for issuance under the 1999 Plan of which 6,061 post split shares are available for grant at December 31, 2006. The options are not transferable except by will or domestic relations order.

     On March 28, 2003, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan (the "2003 Plan") which was approved by the stockholders at the May 29, 2003 annual meeting. Under the terms of the 2003 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the 2003 Plan. A maximum of 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class A Voting Common Stock and 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class B Non-Voting Common Stock, or a combined total of 1,000,000 post split shares have been approved for issuance under the 2003 Plan of which 486,000 are available for grant at December 31, 2006. The options are not transferable except by will or domestic relations order.

     The Board of Directors determines the exercise price and vesting period of the options at the date of grant. The exercise price for incentive stock options shall not be less than 100% of the fair market value of the Company's stock on the date of grant. The option exercise period will not exceed ten years from the date of grant. The options are generally fully exercisable when issued to directors and consultants and exercisable 25% per year and continuing over four years for employees (based on continual employment). If a grantee owns stock representing more than 10% of the outstanding shares on the date such an incentive option is granted, the price shall be at least 110% of fair market value and the maximum term of the options will be five years. The following table presents activity under the Plans adjusting for the reverse split for the years ended December 31, 2006 and 2005:




                                                   WEIGHTED
                                                   AVERAGE
                                                   EXERCISE
                                       SHARES        PRICE

Outstanding at December 31, 2004      693,290        30.96
Issued                                 10,200        17.00
Exercised                                   -            -
Canceled                               (3,364)       11.00
                                      -------       ------
Outstanding at December 31, 2005      700,126        30.86
Issued                                      -            -
Exercised                                   -            -
Canceled                                 (150)       10.00
                                      -------       ------
Outstanding at December 31, 2005      700,126        30.54

     The following summarizes information relating to options outstanding at December 31, 2006:


                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                ---------------------------------     ----------------------
                           WEIGHTED
                            AVERAGE      WEIGHTED      WEIGHTED
RANGE OF                   REMAINING     AVERAGE       AVERAGE
EXERCISE                  CONTRACTUAL    EXERCISE      EXERCISE
PRICE            SHARES   LIFE (YEARS)     PRICE        SHARES     PRICE
-------------   --------  ------------   --------      --------   ---------
$0.00 - 10.00    234,151     4.20         $  9.66       207,076    $   9.65

$10.00 - 15.00   109,625     5.85        $  12.51       109,275    $  12.51

$15.00-75.00     356,000     6.26        $  49.88       348,000    $  50.59
-------------   --------  ------------   --------      --------   ---------
                 699,976     5.51        $  30.56       664,351    $  31.56
                ========  ============   ========      ========   =========

                         LOCATEPLUS HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


17.     DEFINED CONTRIBUTION RETIREMENT PLAN
     The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may make discretionary matching contributions up to 1% of employee contributions. Company contributions vest ratably over a six-year period. Company matching contributions amounted to $9,721 and $7,133 in 2006 and 2005, respectively.

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

                                                FOR THE YEAR ENDED
                                                  DECEMBER 31,
                                                2006          2005
Reportable segment sales:
CD Rom                                   $    588,977        $    480,412
Online and Channel                         11,653,371          10,615,717
                                         ------------        ------------
Total reportable segment sales             12,242,348          11,096,129
                                         ============        ============
Costs of Segment sales:
CD Rom                                         38,965             133,612
Online and Channel                          3,828,408           4,055,417
                                         ------------        ------------
Total costs of reportable segment sales     3,867,373          4,189,029
                                         ============        ============

19.     SUBSEQUENT EVENTS

In January 2007 the Company issued a $150,000, 8% note payable in settlement of negotiations over the purchase of Company stock. The note calls for 12 monthly payments of $12,500 due through December 1, 2007.

On March 20, 2007, the Company issued a secured convertible debenture to one investor in the aggregate principal amount of $6 million of which $3 million was advanced immediately. The second installment of $2 million will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission of the Registration Statement. The last installment of $1 million will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance and has a fixed conversion price per share equal to $0.314





See Independent Auditors Report