Form 10QSB
period 2007-03-31
LOCATEPLUS HOLDINGS CORP
filed 2007-05-17
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 PLACECITYWASHINGTON, STATED.C. POSTALCODE20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period endeddatelstransMonth3Day31Year2007March 31, 2007
                                   --------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class           Outstanding at May 13, 2007
Common, $0.01 par value per share     10,275,057

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

                               Table of Contents


                                                                 Page
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
     Consolidated condensed balance sheets as
       of March 31, 2007 (un-audited) and
       December 31, 2006. . . . . . . . . . . . . . . . . . . . . . 1
     Un-audited consolidated condensed statements
       of operations for the three months
       ended March 31, 2007 and 2006. . . . . . . . . . . . . . . . 2
     Un-audited consolidated condensed statements
       of cash flows for the three months
       ended March 31, 2007 and 2006. . . . . . . . . . . . . . . . 3
     Notes to un-audited consolidated condensed
       financial statements . . . . . . . . . . . . . . . . . . . . 4

ITEM 2. Management's Discussion and Analysis of
         F inancial Condition and Results of Operations . . . . . . 9

ITEM 3. Controls and Procedures. . . . . . . . . . . . . . . . . . 16

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 16
ITEM 2. Unregistered Sales of Equity Securities
        and Use of Proceeds. . . . . . . . . . . . . . . . . . . . 17
ITEM 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . 17
ITEM 4. Submission of Matters to Vote of Security
        Holders . . . . . . . . . . . . . . . . . . . . . . . . . .17
ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . .17
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  18

SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . .  19

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    MARCH 31,     DECEMBER 31,
                                                      2007            2006
                                                  (UN-AUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                       $    130,420   $      29,822
  Accounts receivable                                  960,574         796,487
  Current Portion of LT Receivable                     405,000         405,000
  Prepaid expenses and other current assets            671,130         344,729
                                                  ------------   -------------
      Total current assets                           2,167,124       1,576,038
                                                  ------------   -------------
Property and equipment, net                          1,750,473       1,941,750
Other assets                                           359,038         275,413
Long Term Receivable                                 1,877,614       1,877,614
                                                  ------------   -------------
      Total assets                                $  6,154,249   $   5,670,815
                                                  ============   =============


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                   1,670,950       1,910,665
  Accrued expenses                                   3,508,793       2,549,593
  Deferred revenue                                      45,750          28,657
  Current portion of capital lease obligation           25,039          46,966
  Current Notes Payable                                265,845       1,627,996
  Current Convertible notes payable                    245,894               -
                                                  ------------   -------------
      Total current liabilities                      5,762,271       6,163,877

Notes payable                                            8,518          10,129
Long Term Convertible notes payable                  3,510,216               -
                                                  ------------   -------------
      Total liabilities                              9,281,005       6,174,006
                                                  ------------   -------------

Commitments and contingencies

Stockholders' equity:
   Common Stock , $0.01 par value,
      25,000,000 shares authorized
      8,335,057 shares issued and
      outstanding at March 31, 2007                     83,349          73,639
  Additional paid-in capital                        39,054,248      38,957,425
  Warrants                                           3,692,378       3,107,702
  Impairment on Assets                                (846,950)       (842,000)
  Accumulated deficit                              (45,109,781)    (41,799,957)
                                                  ------------   -------------
      Total stockholders' equity                    (3,126,756)       (503,191)
                                                  ------------   -------------
      Total liabilities and stockholders' equity  $  6,154,249   $   5,670,815
                                                  ============   =============


The accompanying notes are an integral part of these un-audited consolidated financial statements.

LOCATEPLUS HOLDINGS COMPANY
UN-AUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS

                                              FOR THE THREE
                                                 MONTHS ENDED
                                                 MARCH 31,
                                            2007           2006

Revenues
   Information Sales - CD Rom          $      114,207   $  204,465
   Information Sales - Online               1,439,237    1,549,928
   Information Sales - Channel                693,632    1,344,063
   Information Sales - Wireless                 2,543        1,452
   Engineering Services                             -            -
                                       --------------   ----------
   Total revenues                           2,249,619    3,099,908
                                       --------------   ----------
Costs and expenses:
   Costs of revenues
      CD Rom                                    8,241        9,584
      Online and Channel                      593,243      857,625
      Engineering                                   -            -
   Selling and marketing                      450,178      461,841
   General and administrative               1,584,225    1,860,944
   Research and development                    49,538       49,969
   Severance Expense                          250,000            -
                                       --------------   ----------
      Total operating expenses              2,935,425    3,239,963
                                       --------------   ----------
Operating loss                               (685,806)    (140,055)

Other income (expense):
   Interest income                                  -            -
   Interest expense                          (136,799)    (286,185)
   Other income (expense)                       3,424          540
   Finance Related Expenses                (2,490,643)           -
                                       --------------   ----------

Net loss                               $   (3,309,824)  $ (425,700)
                                       ==============   ==========

Basic and diluted net loss per share   $        (0.40)  $    (0.07)

Shares used in computing basic
and diluted net loss per share              8,173,221    5,693,789


The accompanying notes are an integral part of these un-audited consolidated financial statements.

LOCATEPLUS HOLDINGS CORPORATION
UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                 FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                   2007             2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $   (3,309,824)  $    (425,700)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
        of property and equipment                    191,277         272,294
      Provision for doubtful accounts                (38,691)         19,948
      Interest expense related to warrants
        issued with debt                           1,735,964          92,758
      Services performed in
        exchange for stock                            87,391          89,650
      Stock Based Compensation                        19,142          25,226
      Amortization of intangible assets                    -           3,416
      Changes in assets and liabilities:
        Accounts receivable                         (125,396)        409,657
        Prepaid expenses and other assets           (326,401)       (261,759)
        Accounts payable                            (239,716)       (183,538)
        Accrued expenses                             959,202        (135,453)
        Deferred revenue                              17,093           7,226
        Security deposits                            (88,575)              -
                                             ---------------   -------------
          Net cash used in operating
            activities                            (1,118,534)        (86,275)
                                             ---------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                  -         (79,000)
                                             ---------------   -------------
          Net cash provided by (used in)
            investing activities                           -         (79,000)
                                             ---------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                           (1,538,941)       (651,290)
      Proceeds from issuance of debt               2,780,000         500,000
      Payments of obligations under
         capital lease                               (21,927)        (57,894)
                                             ---------------   -------------
          Net cash provided by financing
            activities                             1,219,132        (209,184)
                                             ---------------   -------------
Net (decrease) increase in cash and
     cash equivalents                                100,598        (374,459)

Cash and cash equivalents,
    beginning of period                               29,822         610,736
                                             ---------------   -------------
Cash and cash equivalents, end of period      $      130,420   $     236,277
                                             ===============   =============



The accompanying notes are an integral part of these un-audited consolidated financial statements.

1.     NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

LocatePLUS Holdings Corporation (the "Company") was initially incorporated in StateplaceMassachusetts in 1996 as Worldwide Information, Inc. In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc. On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring. Also, as part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc. The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost. In September 2003, the Company, through its newly formed wholly owned subsidiary Certifion Corporation, acquired all of the assets of Project Entersect Corporation. The acquisition was accounted for as a purchase and is recorded with the Company's operations from the date of purchase through December 31, 2003. In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc. There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stockholders of Voice Power Technology in consideration for a two year non-competition agreement with these stockholders. On January 6, 2004, the Company formed Metrigenics, Inc, a wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

The Company provides access to public information such as bankruptcy filings, real estate transactions, motor vehicle records, and drivers' licenses to commercial, private sector and law enforcement entities in the country-regionplaceUnited States. In 1999 and prior periods, this information was delivered to customers on compact disks. In March 2000, the Company began providing information through the Internet and in 2002 began providing information through the use of handheld wireless devices.

CONCENTRATION  OF  CREDIT  RISK
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. The Company reached an agreement with respect to a customer to convert the outstanding balance at September 30, 2006 into a term receivable to collect the balance over 94 payments. The carrying value of this receivable is approximately $2.4 million of which $1.9 million is classified as long term.

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

UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2007 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, which are contained in LocatePLUS Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2007.

LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the three months ended March 31, 2007. In addition, the Company has incurred an accumulated deficit of approximately $45 million through March 31, 2007. The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement. The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314. Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries' assets.

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

On dateYear2007Day23Month3lstransMarch 23, 2007, The Board accepted the resignation of the President and Chief Executive Officer, Jon Latorella. As part of his resignation, Mr. Latorella received a one time severance of $250,000 which is included in operating expenses.

2.     OTHER  ASSETS

     Other  assets  consist  of  the  following  at  March  31,  2007:

     Restricted trading securities       $  28,050
     Security deposits                      92,964
     Other Non-Current Assets              238,024
                                         ---------
     Total                               $ 359,038
                                         =========
Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At March 31, 2007, the 10-day trailing average closing price was $0.18 per share, or the value of the shares was $37,400. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $846,950 and the adjusted carrying value is now $28,050.

3.     STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement was $19,142 and $25,226 for the three months ended March 31, 2007 and 2006 respectively.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended March 31, 2007 and March 31, 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                        FOR THE THREE MONTHS ENDED
                                                  MARCH
                                              2007       2006
                                             -------     -------
      Expected life                          6 years     6 years
      Volatility                                33%         31%
      Risk free interest rate                  4.54 %      4.86 %
      Dividend yields                            -          -
      Weighted-average fair value of
        options granted during the period        -          -

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2007 and 2006, expected stock price volatility is based on a combination of historical volatility of the Company's stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

4.     NOTES  PAYABLE

Convertible promissory note, due on demand that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission of the Registration Statement. The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314. Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries' assets.

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

Also in connection with the sale and issuance of the Debentures, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006. Pursuant to the terms of the Settlement, the Company immediately paid a cash amount of $1,500,000 with two additional cash payments in the amount of $300,000 each to be made on the date that (i) the Company files the Registration Statement (or, if earlier, within 45 days) and (ii) the Registration Statement is declared effective (or, if earlier, within 145 days). The Company also issued a Note in the amount of $1,500,000 and agreed to reduce to $0.10 per share the exercise price of the warrants issued to Dutchess. Dutchess agreed to terminate any security interest in the Company's assets upon the Initial Payment.

In January 2007 the Company issued a $150,000, 8% note payable in settlement of negotiations over the purchase of Company stock. The note calls for 12 monthly payments of $12,500 due through December 1, 2007.



5.     LEGAL PROCEEDINGS

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

                                             FOR THE THREE MONTHS  ENDED
                                                     MARCH 31,
                                               2007              2006
                                            ---------          ---------
Reportable segment sales:
   CD Rom                                     114,207         $  204,465
   Online and Channel                       2,132,869          2,893,991
                                            ---------          ---------
Total reportable segment sales              2,247,076          3,098,456
                                            =========          =========

Costs of Segment sales:
   CD Rom                                       8,241              9,584
   Online and Channel                         593,243          857,625
                                            ---------          ---------
Total costs of reportable segment sales       601,484          867,209
                                            =========          =========


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

The Company has announced that the Board of Directors has actively been searching for a seasoned Chief Executive Officer to lead it through the next stage of growth. To make room for a new CEO The board has accepted the resignation of its current President and Chief Executive Officer, Jon Latorella, effective March 23, 2007. Mr. Latorella will remain on as Chairman of the Board and will continue to advise new management now and into the foreseeable future. Pending the selection of a candidate, the Board has appointed James Fields, the acting Chief Financial Officer since March of 2003, as interim Chief Executive Officer. Mr. Latorella will be active in a consulting capacity to assist in the management transition.

With the assistance of Mr. Latorella, the Board of Directors is evaluating candidates, one of whom will shortly be chosen to head the Company's operations as part of a new management team. The Board is also working with Mr. Latorella and the existing management to provide continuity of operations during the interim period.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the three months ended March 31, 2007 and 2006, we recorded $593,243 and $857,625 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through March 31, 2007. As of March 31, 2007, we had notes payable (current and long-term) totaling $4,030,473.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $3.3 million during the three months ended March 31, 2007 and $425,000 during the three months ended March 31, 2006. Our accumulated deficit as of March 31, 2007 was approximately $45 million.

-
On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement. The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314. Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries' assets.

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


     THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $114,207 for the three months ended March 31, 2007 from $204,465 for the three months ended March 31, 2006, a decrease of 44%. The decrease is primarily attributable to the difference in timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products decreased to $1,439,237 for the three months ended March 31, 2007, as compared to $1,549,928 for the three months ended March 31, 2006, a decrease of 7%. Revenue from channel partners decreased to $693,632 from $1,344,063 an decrease of 48%. The decrease is attributable to the re-negotiation of one Channel Partner Agreement. Revenues from our wireless product, LocatePLUS AnyWhere , were $2,543 during the three months ended March 31, 2007 as compared to $1,452 during the three months ended March 31, 2006, an increase of 75%.

     Costs of revenues. For the three months ended March 31, 2007, costs of revenues for Worldwide InformationTM were $8,241 as compared to $9,587 for the three months ended March 31, 2006, a decrease of 14%. For the three months ended March 31, 2007, our costs of revenues associated with LocatePLUS online and channel were $593,243 as compared to $857,625 for the three months ended March 31, 2006, a decrease of 31%. Data costs are expected to stabilize at approximately $3.5 million annually.

     Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2007 were $450,178 as compared to $461,841 for the three months ended March 31, 2006, a decrease of 2%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2007 were $1,584,226 as compared to $1,860,945 for the three months ended March 31, 2006, a decrease of 15%.


     Research and Development expenses. Research and development expenses for the three months ended March 31, 2007 were $49,538 as compared to $49,969 for the three months ended March 31, 2006. These expenses are expected to remain stable unless testing proves successful in the Metrigenics subsidiary.

     Severance expense. Severance expense for the three months ended March 31, 2007 were $250,000, This expense is attributable to the resignation of Jon Latorella, the President and Chief Executive Officer. As part of this resignation, Mr. Latorella received a one time severance of $250,000.


     Interest income. No interest income was recorded for the three months ended March 31, 2007 or for the three months ended March 31, 2006.

     Interest expense. Interest expense decreased to $136,799 for the three months ended March 31, 2007, from $286,185 for the three months ended March 31, 2006, a decrease of 51%.

     Other Income. Other income increased to $3,424 for the three months ended March 31, 2007, up from other income of $540 for the three months ended dMarch 31, 2006.

     Financing Related Expenses. During the three months ended March 31, 2007, we recorded expenses related to registration rights in the amount of $2,490,643. Approximately $400 thousand of this is related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement. Also in connection with the sale and issuance of new Debentures, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006. Pursuant to the terms of the Settlement, the Company incurred approximately $2.1 million in filing penalties, pre-payment penalties, and interest

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

     As  of  March  31,  2007,  our  cash and cash equivalents totaled $130,420.

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

On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP , a related private equities fund andreceived proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds "Dutchess"). The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company.

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

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Future minimum payments under our non-cancelable operating leases total $2,433,826.

CAPITAL  LEASES

     Through March 31, 2007, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2007. Future minimum lease payments under our non-cancelable capital leases total $25,918.

     LICENSE AGREEMENTS

     The following represents the contractual obligation and commercial commitments as of March 31, 2007.



Payments Due by Period
                                                                            MORE
                                      LESS THAN      1-3         3-5        THAN
CONTRACTUAL OBLIGATIONS     TOTAL       1 YEAR      YEARS       YEARS     5 YEARS
Long-Term Debt including
current portion           $4,919,060  $1,010,542  $3,908,518           -         -
Capital Leases                25,918      25,918           -           -         -
Operating Leases           2,433,826     448,776     952,824     952,824    79,402
License Agreements         1,372,492     732,492     480,000     160,000         -
                          ----------  ----------  ----------  ----------  --------
Total                     $8,751,296  $2,217,728  $ 5341,342  $1,112,824  $ 79,402
                          ----------  ----------  ----------  ----------  --------


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

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after datelstransMonth9Day15Year2006September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows In December 2004, the

FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for non-monetary exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after datelstransMonth6Day15Year2005June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

OFF-BALANCE-SHEET ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended March 31, 2007, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

During the three months ended March 31, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

Under the Purchase Agreement, we also issued to Cornell five-year warrants in six separate series as follows:

A  Warrants  to  purchase  2,384,814 shares of common stock at $0.314 per share;
B  Warrants  to  purchase  2,186,079 shares of common stock at $0.343 per share;
C  Warrants  to  purchase  2,017,919 shares of common stock at $0.372 per share;
D  Warrants  to  purchase  1,748,863 shares of common stock at $0.429 per share;
E  Warrants  to  purchase  1,499,026  shares of common stock at $0.50 per share;
F  Warrants  to  purchase  1,500,000  shares of common stock at $0.01 per share.
..

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended March 31, 2007

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


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)


SIGNATURE                 TITLE                                  DATE
--------------------      --------------------------------       ------------
                          Interim President and                  May 17, 2007
 /s/ James C. Fields      Chief Executive Officer
--------------------
     James C. Fields

SIGNATURE                 TITLE                                  DATE
--------------------      --------------------------------       ------------
                          Acting Chief Financial Officer,        May 17, 2007
 /s/ James C. Fields      Treasurer and Secretary (Chief
--------------------      Accounting Officer)
     James C. Fields