Form 10QSB
period 2007-06-30
LOCATEPLUS HOLDINGS CORP
filed 2007-08-20
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 PLACECITYWASHINGTON, STATED.C. POSTALCODE20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period endedd    June 30, 2007
                                       ----------------

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

     Class                                  Outstanding at August 15, 2007
Common, $0.01 par value per share                     10,275,057

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

T
                                TABLE OF CONTENTS
                                -----------------

                                                                   PAGE
                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM   1. Financial Statements
          Consolidated condensed balance sheets as
          of June 30, 2007 (un-audited) and December
          31, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . 1

          Un-audited consolidated condensed statements
          of operations for the three months ended June
          30, 2007 and 2006 . . . . . . . . . . . . . . . . . . . . . 2

          Un-audited consolidated condensed statements
          of cash flows for the three months ended June
          30, 2007 and 2006 . . . . . . . . . . . . . . . . . . . . . 3

          Notes to un-audited consolidated condensed
          financial statements. . . . . . . . . . . . . . . . . . . . 4

ITEM   2. Management's Discussion and Analysis of
          Financial Condition and Resultsof Operations. . . . . . . . 9

ITEM   3. Controls and Procedures . . . . . . . . . . . . . . . . . .17

PART II - OTHER INFORMATION

ITEM   1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .17
ITEM   2. Unregistered Sales of Equity Securities and
          Use of Proceeds.. . . . . . . . . . . . . . . . . . . . .  17
ITEM   3. Defaults  Upon  Senior  Securities. . . . . . . . . . . .  18
ITEM   4. Submission of Matters to Vote of Security Holders . . . . .18
ITEM   5. Other Information . . . . . . . . . . . . . . . . . . . . .18
ITEM   6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  18
SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . . .  19

PART I .  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    June 30,      DECEMBER 31,
                                                      2007            2006
                                                  (UN-AUDITED)
                                                  ------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                       $      3,373   $      29,822
  Accounts receivable                                  984,900         796,487
  Current Portion of LT Receivable                     540,000         405,000
  Prepaid expenses and other current assets            645,658         344,729
                                                  ------------   --------------
      Total current assets                           2,173,931       1,576,038
                                                  ------------   --------------

Property and equipment, net                          1,621,773       1,941,750
Other assets                                           284,638         275,413
Long Term Receivable                                 1,700,997       1,877,614
                                                  ------------   --------------
      Total assets                                $  5,781,339   $   5,670,815
                                                  ============   =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                   1,502,395       1,910,665
  Accrued expenses                                   3,263,555       2,549,593
  Deferred revenue                                      37,801          28,657
  Current portion of capital lease obligation           44,130          46,966
  Current Notes Payable                                962,215       1,627,996
  Current Convertible notes payable                    213,941               -
                                                  ------------   --------------
      Total current liabilities                      6,024,037       6,163,877

Long Term notes payable                                  7,869          10,129
Long Term Convertible notes payable                  3,510,216               -
Long Term capital lease obligation                      15,306
                                                  ------------   --------------
      Total liabilities                              9,557,428       6,174,006
                                                  ------------   --------------
Commitments and contingencies

Stockholders' equity:
   Common Stock , $0.01 par value,
      25,000,000 shares authorized
      8,335,057 shares issued and
      outstanding at June 30, 2007                      83,349          73,639
  Additional paid-in capital                        39,073,390      38,957,425
  Warrants                                           3,692,378       3,107,702
  Impairment on Assets                                (860,900)       (842,000)
  Accumulated deficit                              (45,764,306)    (41,799,957)
                                                  ------------   --------------
      Total stockholders' equity                    (3,776,089)       (503,191)
                                                  ------------   --------------
      Total liabilities and stockholders' equity  $  5,781,339   $   5,670,815
                                                  ============   =============


T
The accompanying notes are an integral part of these un-audited consolidated financial statements.



LOCATEPLUS  HOLDINGS  CORPORATION
UN-AUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS



                                                FOR THE THREE                   FOR THE SIX
                                                 MONTHS ENDED                   MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                       -------------------------------  --------------------------
                                            2007             2006           2007          2006
                                       ---------------  --------------  ------------  ------------
Revenues
   Information Sales - CD Rom                 140,242         132,611       254,449       337,075
   Information Sales - Online               1,448,590       1,809,526     2,887,827     3,359,454
   Information Sales - Channel                660,653       1,618,637     1,354,285     2,962,699
   Information Sales - Wireless                 2,264           1,782         4,807         3,234
                                       ---------------  --------------  ------------  ------------
   Total revenues                      $    2,251,749   $   3,562,556   $ 4,501,638   $ 6,662,462
                                       ---------------  --------------  ------------  ------------
Costs and expenses:
   Costs of revenues
      CD Rom                                    5,592          13,111        13,832        22,695
      Online and Channel                      563,963       1,099,932     1,157,206     1,957,557
      Wireless
      Engineering
   Selling and marketing                      319,470         438,906       769,647       900,747
   General and administrative               1,448,178       1,733,419     3,032,405     3,594,363
   Severance Expense                                                        250,000             -
   Research and development                    29,852          49,191        79,390        99,160
                                       ---------------  --------------  ------------  ------------
      Total operating expenses         $    2,367,005   $   3,334,559   $ 5,302,480   $ 6,574,522
                                       ---------------  --------------  ------------  ------------
Operating income (loss)                      (115,306)        227,997      (801,111)       87,940

Other income (expense):
   Interest income                             48,383               -        48,383             -
   Interest expense                          (188,236)       (225,243)     (325,035)     (511,428)
   Other income                                 4,058             817         7,481         1,357
   Finance Related Expenses                  (403,425)     (1,344,750)   (2,894,068)   (1,344,750)
                                       ---------------  --------------  ------------  ------------
Net loss                               $     (654,526)  $  (1,341,179)  $(3,964,349)  $(1,766,879)
                                       ===============  =============  ============  ============


Basic and diluted net loss per share   $        (0.08)         ($0.20)  $     (0.48)       ($0.27)

Shares used in computing basic
and diluted net loss per share              8,335,057       6,733,281     8,254,139     6,542,497



The accompanying notes are an integral part of these un-audited consolidated financial statements.

LOCATEPLUS HOLDINGS CORPORATION
UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                               FOR THE SIX    MONTHS ENDED
                                                  JUNE            30,
                                                  2007            2006

                                              -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $ (3,964,349)  $  (1,766,878)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
        of property and equipment                  366,650         543,007
      Provision for doubtful accounts              (41,819)         (4,409)
      Interest expense related to warrants
        issued with debt                         2,438,708         183,647
      Services performed in
        exchange for stock                          87,391         214,649
      Stock Based Compensation                      38,284          50,793
      Amortization of intangible assets                  -           6,831
      Changes in assets and liabilities:
        Accounts receivable                       (146,593)        101,193
        Prepaid expenses and other assets         (300,928)         (5,553)
        Accounts payable                          (408,270)       (184,037)
        Accrued expenses                           713,962       1,247,119
        Deferred revenue                             9,144         (40,096)
        Security deposits                          (28,125)       (245,700)
                                              -------------  --------------
          Net cash used in operating
            activities                          (1,235,945)        100,566
                                              -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Principal repayment of receivable             41,617               -
      Purchases of property and equipment           (1,673)       (184,869)
                                              -------------  --------------
          Net cash provided by (used in)
            investing activities                    39,944        (184,869)
                                              -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                         (1,577,918)       (892,852)
      Proceeds from issuance of debt             2,780,000         500,000
      Payments of obligations under
         capital lease                             (32,530)       (117,951)
                                              -------------  --------------
          Net cash provided by financing
            activities                           1,169,553        (510,803)
                                              -------------  --------------
Net (decrease) increase in cash and
     cash equivalents                              (26,449)       (595,106)

Cash and cash equivalents,
    beginning of period                             29,822         610,736
                                              -------------  --------------

Cash and cash equivalents, end of period      $      3,373   $      15,630
                                              =============  =============

                                        1

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

CONCENTRATION  OF  CREDIT  RISK

     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. The Company reached an agreement with respect to a customer to convert the outstanding balance at September 30, 2006 into a term receivable to collect the balance over 94 payments. The carrying value of this receivable is approximately $2.2 million of which $1.7 million is classified as long term.

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

LIQUIDITY  AND  OPERATIONS

     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the six months ended June 30, 2007. In addition, the Company has incurred an accumulated deficit of approximately $46 million through June 30, 2007. The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

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

     On March 23, 2007, The Board accepted the resignation of the President and Chief Executive Officer, Jon Latorella. As part of his resignation, Mr. Latorella received a one time severance of $250,000 which is included in operating expenses. On June 25, 2007, The Board voted the current Acting Chief Financial Officer, James C. Fields be appointed the new Chief Executive Officer.

2.     OTHER  ASSETS

Other  assets  consist  of  the  following  at  June  30,  2007:

Restricted trading securities         $  14,100
Security deposits                        92,964
Other Non-Current Assets                177,574
                                      ---------
Total                                 $ 284,638
                                      =========

     Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At June 30, 2007, the 10-day trailing average closing price was $0.09 per share, or the value of the shares was $18,800. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $860,900 and the adjusted carrying value is now $14,100.

3.     STOCK OPTIONS

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement was $38,824 and $50,793 for the six months ended June 30, 2007 and 2006 respectively.


     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended June 30, 2007 and June 30, 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:


                                        FOR THE SIX MONTHS ENDED
                                       ==========================
                                                  JUNE
                                             2007        2006
                                           --------    --------
Expected life                               6 years     6 years
Volatility                                    33%          31%
Risk free interest rate                      4.54 %      4.86 %
Dividend yields                                -           -
Weighted-average fair value of
options granted during the period              -           -

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


                                  FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                            JUNE 30,                        JUNE 30,
                                ------------------------------  ----------------------------
                                     2007            2006            2007           2006
                                  (UNAUDITED)      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Reportable segment sales:
   CD Rom                       $       140,242  $     132,611  $     254,449  $     337,075
   Online and Channel                 2,109,243      3,428,161      4,242,112      6,322,154
                                ---------------  -------------  -------------  -------------
Total Reportable segment sales  $     2,249,485  $   3,560,772  $   4,496,561  $   6,659,229
                                ---------------  -------------  -------------  -------------

Costs of segment sales:
   CD Rom                                 5,592         13,111         13,832         22,695
   Online and Channel                   563,963      1,099,921      1,157,206      1,957,546
                                ---------------  -------------  -------------  -------------
Total costs of reportable
  segment sales                 $       569,555  $   1,113,032  $   1,171,038  $   1,980,241
                                ---------------  -------------  -------------  -------------




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

     On May 23, 2007, the Board appointed Paul Colangelo, formerly of Lexis Nexis as Chief Executive Officer however due to a previously signed non-compete, Mr. Colangelo resigned on June 24, 2007. Upon the resignation of Mr. Colangelo, the Board appointed James Fields, the acting Chief Financial Officer since March of 2003, as Chief Executive Officer.


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

     Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectbility is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Capitalizing on the synergies gained through the Companies acquisitions, in 2004, Worldwide was able to utilize the technology acquired through Voicepower Technologies, when it merged into Dataphant, to develop the industry's first ever searchable non-published and cell phone CD-ROM. This product became Worldwide's fastest growing CD-ROM product to date. In addition, Worldwide, using the search capabilities built into the CD-ROM search engine, has expanded beyond CD-ROMs. Worldwide recently entered into an exclusive partnership with the State of New Hampshire's Department of Safety to implement its technology on the state's Intranet. Sonia Bejjani, Company co-founder and President of Worldwide, was profiled in "Women to Watch in 2005" by Women's Business Boston, January 2005 issue.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the six months ended June 30, 2007 and 2006, we recorded $1,157,206 and $1,957,557 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through June 30, 2007. As of June 30, 2007, we had notes payable (current and long-term) totaling $4,686,372.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $4 million during the six months ended June 30, 2007 and $654,000 during the three months ended June 30, 2006. Our accumulated deficit as of June 30, 2007 was approximately $46 million.

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


     THREE  MONTHS  ENDED  JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30,
2006

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product increased to $140,242 for the three months ended June 30, 2007 from $132,611 for the three months ended June 30, 2006, an increase of 6%. The increase is attributable to the timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products decreased to $1,448,590 for the three months ended June 30, 2007, as compared to $1,809,526 for the three months ended June 30, 2006, a decrease of 20%. Revenue from channel partners decreased to $660,653 from $1,618,637 a decrease of 59%. The decrease is attributable to the re-negotiation of one Channel Partner Agreement. Revenues from our wireless product, LocatePLUS AnyWhere , were $2,264 during the three months ended June 30, 2007 as compared to $1,782 during the three months ended June 30, 2006, an increase of 27%.

     Costs of revenues. For the three months ended June 30, 2007, costs of revenues for Worldwide InformationTM were $5,592 as compared to $13,111 for the three months ended June 30, 2006, a decrease of 57%. For the three months ended June 30, 2007, our costs of revenues associated with LocatePLUS online and channel were $563,963 as compared to $1,099,932 for the three months ended June 30, 2006, a decrease of 49%. Data costs are expected to stabilize at approximately $3.5 million annually.

     Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2007 were $319,470 as compared to $438,906 for the three months ended June 30, 2006, a decrease of 27%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2007 were $1,448,178 as compared to $1,733,419 for the three months ended June 30, 2006, a decrease of 16%.

     Research and Development expenses. Research and development expenses for the three months ended June 30, 2007 were $29,852 as compared to $49,191 for the three months ended June 30, 2006, a decrease of 39% This decrease is attributable to downsizing of personnel.

     Severance expense. During the three months ended June 30, 2007, there was no severance expense.

     Interest income. Interest income for the three months ended June 30, 2007 was $48,383. This income is attributable to interest payments being made on notes receivable.

     Interest expense. Interest expense decreased to $188,236 for the three months ended June 30, 2007, from $225,243 for the three months ended June 30, 2006, a decrease of 16%.

     Other Income. Other income increased to $4,058 for the three months ended June 30, 2007, up from other income of $817 for the three months ended June 30, 2006.

     Financing Related Expenses. During the three months ended June 30, 2007, we recorded expenses related to registration rights in the amount of $403,425. This expense is related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement.

     SIX  MONTHS  ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $254,449 for the six months ended June 30, 2007 from $337,075 for the six months ended June 30, 2006, a decrease of 25%. The decrease is attributable to the timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products decreased to $2,887,827 for the six months ended June 30, 2007, as compared to $3,359,454 for the six months ended June 30, 2006, a decrease of 14%. Revenue from channel partners decreased to $1,354,285 from $2,962,699 a decrease of 54%. The decrease is attributable to the re-negotiation of one Channel Partner Agreement. Revenues from our wireless product, LocatePLUS AnyWhere , were $4,807 during the six months ended June 30, 2007 as compared to $3,234 during the six months ended June 30, 2006, an increase of 49%.

     Costs of revenues. For the six months ended June 30, 2007, costs of revenues for Worldwide InformationTM were $13,832 as compared to $22,695 for the six months ended June 30, 2006, a decrease of 39%. For the six months ended June 30, 2007, our costs of revenues associated with LocatePLUS online and channel were $1,157,206 as compared to $1,957,557 for the six months ended June 30, 2006, a decrease of 41%. Data costs are expected to stabilize at approximately $3.5 million annually.

     Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2007 were $769,647 as compared to $900,747 for the six months ended June 30, 2006, a decrease of 15%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2007 were $3,032,405 as compared to $3,594,363 for the six months ended June 30, 2006, a decrease of 16%.

     Research and Development expenses. Research and development expenses for the six months ended June 30, 2007 were $79,390 as compared to $99,160 for the six months ended June 30, 2006, a decrease of 20%. This decrease is attributable to downsizing of personnel.

     Severance expense. Severance expense for the six months ended June 30, 2007 was $250,000. This expense is attributable to the resignation of Jon Latorella, the President and Chief Executive Officer. As part of this resignation, Mr. Latorella received a one time severance of $250,000. As of June 20, 2007 the severance package has not been finalized and is still being negotiated with the Board.

     Interest income. Interest income for the six months ended June 30, 2007 was $48,383. This income is attributable to interest payments being made on notes receivable.

     Interest expense. Interest expense decreased to $325,035 for the six months ended June 30, 2007, from $511,428 for the six months ended June 30, 2006, a decrease of 36%.

     Other Income. Other income increased to $7,481 for the six months ended June 30, 2007, up from other income of $1,357 for the six months ended June 30, 2006.

     Financing Related Expenses. During the six months ended June 30, 2007, we recorded expenses related to registration rights in the amount of $2,894,068. Approximately $806,000 of this is related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement. Also in connection with the sale and issuance of new Debentures, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006. Pursuant to the terms of the Settlement, the Company incurred approximately $2.1 million in filing penalties, pre-payment penalties, and interest

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

     As  of  June  30,  2007,  our  cash  and  cash  equivalents totaled $3,373.

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

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Future minimum payments under our non-cancelable operating leases total $2,236,530.

CAPITAL  LEASES

     Through June 30, 2007, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2008. Future minimum lease payments under our non-cancelable capital leases total $62,080.

     LICENSE AGREEMENTS

     The following represents the contractual obligation and commercial commitments as of June 30, 2007.

                                          LESS THAN       1-3            3-5
CONTRACTUAL OBLIGATIONS        TOTAL        1 YEAR       YEARS          YEARS
                           -----------   -----------   -----------    --------
Long-Term Debt including
   current portion         $ 5,480,082   $ 1,572,214   $ 3,907,868        -
Capital Leases                  59,436        44,130        15,306        -
Operating Leases             2,236,529       569,087       992,525     674,917
License Agreements             205,000       205,000          -           -
                           -----------   -----------   -----------    --------
Total                      $ 7,981,047   $ 2,390,431   $ 4,915,699    $674,917
                           -----------   -----------   -----------    --------



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

OFF-BALANCE-SHEET ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended June 30, 2007, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

     During the six months ended June 30, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the six months ended June 30, 2007

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

     On May 14, 2007, we filed a Form 8-K and reported under item 3.01 that we had received a notice from the Over the Counter Bulletin Board that due to delinquent filings, our securities were no longer eligible for quotation on the OTCBB for a period of one year and would now be quoted on the "Pink Sheets."


                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)


SIGNATURE                    TITLE                      DATE
------------------------     ----------------------     ---------------
/s/ James C. Fields          President and Chief        August 17, 2007
James C. Fields              Executive Officer