Form 10QSB
period 2007-09-30
LOCATEPLUS HOLDINGS CORP
filed 2007-11-14
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
           ---                  WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period ended September 30, 2007
                                    ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                           Outstanding at September 30, 2007
Common, $0.01 par value per share               10,424,900

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
        Consolidated condensed balance sheets
          as of September 30, 2007 (un-audited)
          and December 31, 2006 . . . . . . . . . . . . . . . . . .1
        Un-audited consolidated condensed
          statements of operations for the three
          and nine months ended September 30, 2007
          and 2006. . . . . . . . . . . . . . . . . . . . . . . .  2
        Un-audited consolidated condensed statements
          of cash flows for the three and nine months
          ended September 30, 2007 and 2006 . . . . . . . . . . . .3
        Notes to un-audited consolidated condensed
          financial statements. . . . . . . . . . . . . . . . . .  4

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Resultsof Operations . . . . . . .9
ITEM 3. Controls and Procedures . . . . . . . . . . . . . . . . . 16

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 17
ITEM 2. Unregistered Sales of Equity Securities and
          Use of Proceeds.. . . . . . . . . . . . . . . . . . . . 17
ITEM 3. Defaults  Upon  Senior  Securities     17
ITEM 4. Submission of Matters to Vote of Security Holders . . . . 17
ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . 17
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 18

SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . . 19

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   September 30,    DECEMBER 31,
                                                       2007             2006
                                                   (UN-AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $       74,208   $      29,822
  Accounts receivable                                  1,049,283         796,487
  Current Portion of LT Receivable                       540,000         405,000
  Prepaid expenses and other current assets              582,726         344,729
                                                  ---------------  --------------
      Total current assets                             2,246,217       1,576,038

Property and equipment, net                            1,450,583       1,941,750
Other assets                                             281,488         275,413
Long Term Receivable                                   1,555,997       1,877,614
                                                  ---------------  --------------
      Total assets                                $    5,534,285   $   5,670,815
                                                  ===============  ==============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                     1,574,544       1,910,665
  Accrued expenses                                     3,393,498       2,549,593
  Deferred revenue                                        30,781          28,657
  Current portion of capital lease obligation             44,869          46,966
  Current Notes Payable                                  781,635       1,627,996
  Current Convertible notes payable                      365,107               -
                                                  ---------------  --------------
      Total current liabilities                        6,190,434       6,163,877

Long Term notes payable                                    7,206          10,129
Long Term Convertible notes payable                    3,512,254               -
Capital Lease - Long Term                                  3,858
                                                  ---------------  --------------
      Total liabilities                                9,713,752       6,174,006
                                                  ---------------  --------------
Commitments and contingencies

Stockholders' equity:
   Common Stock , $0.01 par value,
      25,000,000 shares authorized
      10,424,900 shares issued and
      outstanding at September  30, 2007                 104,249          73,639
  Additional paid-in capital                          39,184,682      38,957,425
  Warrants                                             3,692,378       3,107,702
  Impairment on Assets                                  (864,050)       (842,000)
  Accumulated deficit                                (46,296,726)    (41,799,957)
                                                  ---------------  --------------
      Total stockholders' equity                      (4,179,467)       (503,191)
                                                  ---------------  --------------
      Total liabilities and stockholders' equity  $    5,534,285   $   5,670,815
                                                  ===============  ==============




The accompanying notes are an integral part of these un-audited consolidated financial statements.

LOCATEPLUS  HOLDINGS  CORPORATION
UN-AUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS





                                                FOR THE THREE                    FOR THE NINE
                                                MONTHS ENDED                     MONTHS ENDED
                                                September 30,                    September 30,
                                            2007             2006            2007          2006
Revenues
   Information Sales - CD Rom          $      140,121   $      147,079   $   394,570   $   484,154
   Information Sales - Online               1,353,538        1,530,575     4,241,366     4,890,029
   Information Sales - Channel                707,703        1,690,754     2,061,988     4,653,453
   Information Sales - Wireless                 2,513            2,150         7,320         5,384
                                                                     -                           -
                                       --------------   --------------   -----------   -----------
   Total revenues                           2,203,875        3,370,558     6,705,244    10,033,020
                                       --------------   --------------   -----------   -----------
Costs and expenses:
   Costs of revenues
      CD Rom                                   16,548           11,191        30,381        33,886
      Online and Channel                      514,323        1,049,338     1,671,529     3,006,894
      Wireless                                      -                -             -             -
      Engineering                                   -                -             -             -
   Selling and marketing                      358,752          465,834     1,128,399     1,366,581
   General and administrative               1,439,767        1,558,995     4,472,172     5,153,358
   Severance Expense                                -                -       250,000             -
   Research and development                    17,884           48,637        97,274       147,796
                                       --------------   --------------   -----------   -----------
      Total operating expenses              2,347,274        3,133,995     7,649,755     9,708,515
                                       --------------   --------------   -----------   -----------
Operating income (loss)                      (143,399)         236,563      (944,511)      324,505

Other income (expense):
   Interest income                                  -                -        48,383             -
   Interest expense                          (120,223)        (322,042)     (445,258)     (833,470)
   Other income                                 2,226            1,340         9,708         2,697
   Finance Related Expenses                  (271,025)        (537,900)   (3,165,093)   (1,882,650)
                                       --------------   --------------   -----------   -----------
Net loss                               $     (532,421)  $     (622,039)  $(4,496,771)  $(2,388,918)
                                       ==============   ==============   ===========   ===========

Basic and diluted net loss per share           ($0.05)          ($0.08)       ($0.05)       ($0.35)

Shares used in computing basic
and diluted net loss per share             10,076,593        7,380,499     8,861,624     6,755,081

The accompanying notes are an integral part of these un-audited consolidated financial statements.

UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



LOCATEPLUS HOLDINGS CORPORATION


                                               FOR THE NINE MONTHS ENDED
                                                     September 30,
                                                  2007           2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        (4,496,771)    (2,388,918)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
        of property and equipment                  548,478        806,361
      Provision for doubtful accounts              (10,162)       (44,867)
      Interest expense related to warrants
        issued with debt                         2,414,687        309,447
      Services performed in
        exchange for stock                         200,441        214,650
      Stock Based Compensation                      57,426         75,817
      Amortization of intangible assets                  -          9,108
      Changes in assets and liabilities:
        Accounts receivable                       (242,632)      (975,274)
        Prepaid expenses and other assets         (237,996)       169,852
        Accounts payable                          (336,122)        23,699
        Accrued expenses                           843,905      1,806,463
        Deferred revenue                             2,124        (46,415)
        Security deposits                          116,875       (182,813)
                                              ------------   -------------
          Net cash used in operating
            activities                          (1,139,747)      (222,890)
                                              ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Principal repayment of receivable             41,617              -
      Purchases of property and equipment          (12,311)      (189,868)
                                              ------------   -------------
          Net cash provided by (used in)
            investing activities                    29,306       (189,868)
                                              ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                         (1,581,934)    (1,261,755)
      Proceeds from issuance of debt             2,780,000      1,250,000
      Payments of obligations under
         capital lease                             (43,239)      (165,873)
                                              ------------   -------------
          Net cash provided by financing
            activities                           1,154,827       (177,628)
                                              ------------   -------------
Net (decrease) increase in cash and
     cash equivalents                               44,386       (590,386)

Cash and cash equivalents,
    beginning of period                             29,822        610,736
                                              ------------   -------------
Cash and cash equivalents, end of period            74,208         20,350
                                              ============   ============


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

CONCENTRATION  OF  CREDIT  RISK
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities. The financial stability of these financial institutions is constantly reviewed by senior management. The notes receivable are placed with unrelated companies that are also reviewed by management. Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments. The Company reached an agreement with respect to a customer to convert the outstanding balance at September 30, 2006 into a term receivable to collect the balance over 94 payments. The carrying value of this receivable is approximately $2.2 million of which $1.6 million is classified as long term.

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

UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2007 and the results of operations and cash flows for the nine months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the nine months ended September 30, 2007. In addition, the Company has incurred an accumulated deficit of approximately $46 million through September 30, 2007. The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement. The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314. Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries' assets. The second and third installments have not been advanced and both parties have agreed that they will not be.

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

On March 23, 2007, The Board accepted the resignation of the President and Chief Executive Officer, Jon Latorella. As part of his resignation, Mr. Latorella received a one time severance of $250,000 which is included in operating expenses. On June 24, 2007, The Board voted the current Acting Chief Financial Officer, James C. Fields to be appointed the new Chief Executive Officer.

2.     OTHER  ASSETS

Other  assets  consist  of  the  following  at  September  30,  2007:

    Restricted trading securities           $  10,950
    Security deposits                          92,964
    Other Non-Current Assets                  177,574
                                            ---------
      Total                                 $ 281,488
                                            =========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At September 30, 2007, the 10-day trailing average closing price was $0.07 per share, or the value of the shares was $14,600. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $864,050 and the adjusted carrying value is now $10,950.

3.     STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement was $57,426 and $75,817 for the nine months ended September 30, 2007 and 2006 respectively.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended September 30, 2007 and September 30, 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:




                                       FOR THE THREE MONTHS ENDED
                                               SEPTEMBER
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




                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                          September 30,                    September 30,
                                     2007             2006            2007            2006
                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Reportable segment sales:
   CD Rom                       $       140,121  $      147,079  $      394,570  $      484,154
   Online and Channel                 2,061,241       3,221,329       6,303,354       9,543,482
                                ---------------  --------------  --------------  --------------
Total Reportable segment sales  $     2,201,362  $    3,368,408  $    6,697,924  $   10,027,636
                                ===============  ==============  ==============  ==============

Costs of segment sales:
   CD Rom                                16,548          11,191          30,381          33,886
   Online and Channel                   549,594       1,049,338       1,671,529       3,006,894
                                ---------------  --------------  --------------  --------------
Total costs of reportable
  segment sales                 $       566,142  $    1,060,529  $    1,701,910  $    3,040,780
                                ===============  ==============  ==============  ==============



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

On March 23, 2007, the Board accepted the resignation of its current President and Chief Executive Officer, Jon Latorella. Mr. Latorella will remain on as Chairman of the Board.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the nine months ended September 30, 2007 and 2006, we recorded $1,671,529 and $3,006,894 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through September 30, 2007. As of September 30, 2007, we had notes payable (current and long-term) totaling $4,659,863.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $4.5 million during the nine months ended September 30, 2007 and approximately $2.4 million during the nine months ended September 30, 2006. Our accumulated deficit as of September 30, 2007 was approximately $46 million.


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


     THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $140,121 for the three months ended September 30, 2007 from $147,079 for the three months ended September 30, 2006, a decrease of 5%. The decrease is attributable to the timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products decreased to $1,353,538 for the three months ended September 30, 2007, as compared to $1,530,575 for the three months ended September 30, 2006, a decrease of 11%. Revenue from channel partners decreased to $707,703 from $1,690,754 a decrease of 58%. The decrease is attributable to the re-negotiation of one Channel Partner Agreement. Revenues from our wireless product, LocatePLUS AnyWhere , were $2,513 during the three months ended September 30, 2007 as compared to $2,150 during the three months ended September 30, 2006, an increase of 17%.

     Costs of revenues. For the three months ended September 30, 2007, costs of revenues for Worldwide InformationTM were $16,548 as compared to $11,191 for the three months ended September 30, 2006, an increase of 47%. For the three months ended September 30, 2007, our costs of revenues associated with LocatePLUS online and channel were $514,323 as compared to $1,049,337 for the three months ended September 30, 2006, a decrease of 51%.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2007 were $358,752 as compared to $465,834 for the three months ended September 30, 2006, a decrease of 23%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2007 were $1,439,767 as compared to $1,558,995 for the three months ended September 30, 2006, a decrease of 8%.

Research and Development expenses. Research and development expenses for the three months ended September 30, 2007 were $17,884 as compared to $48,636 for the three months ended September 30, 2006, a decrease of 63% This decrease is attributable to downsizing of personnel.

Severance expense. During the three months ended September 30, 2007, there was no severance expense.

     Interest income. During the three months ended September 30, 2007 there was no interest income.

     Interest expense. Interest expense decreased to $120,223 for the three months ended September 30, 2007, from $322,042 for the three months ended September 30, 2006, a decrease of 63%.

Other  Income.  Other  income  increased  to  $2,226  for the three months ended
September  30,  2007,  up from other income of $1,340 for the three months ended
September  30,  2006,  an  increase  of  66%

Financing Related Expenses. During the three months ended September 30, 2007, we recorded expenses related to registration rights in the amount of $271,025. This expense is related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement.

     NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $394,570 for the nine months ended September 30, 2007 from $484,154 for the nine months ended September 30, 2006, a decrease of 18%. The decrease is attributable to the timing of certain product deliveries. Revenues are recognized when product is shipped. Revenues from our Internet-based products decreased to $4,241,366 for the nine months ended September 30, 2007, as compared to $4,890,029 for the nine months ended September 30, 2006, a decrease of 13%. Revenue from channel partners decreased to $2,061,988 from $4,653,453 a decrease of 56%. The decrease is attributable to the re-negotiation of one Channel Partner Agreement. Revenues from our wireless product, LocatePLUS
AnyWhere , were $7,320 during the nine months ended September 30, 2007 as compared to $5,384 during the nine months ended September 30, 2006, an increase of 36%.

     Costs of revenues. For the nine months ended September 30, 2007, costs of revenues for Worldwide InformationTM were $30,381 as compared to $33,886 for the nine months ended September 30, 2006, a decrease of 10%. For the nine months ended September 30, 2007, our costs of revenues associated with LocatePLUS online and channel were $1,671,529 as compared to $3,006,894 for the nine months ended September 30, 2006, a decrease of 44%.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2007 were $1,128,399 as compared to $1,366,581 for the nine months ended September 30, 2006, a decrease of 17%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2007 were $4,472,172 as compared to $5,153,358 for the nine months ended September 30, 2006, a decrease of 13%.

Research and Development expenses. Research and development expenses for the nine months ended September 30, 2007 were $97,274 as compared to $147,796 for the nine months ended September 30, 2006, a decrease of 34%. This decrease is attributable to downsizing of personnel.

Severance expense. Severance expense for the nine months ended September 30, 2007 was $250,000. This expense is attributable to the resignation of Jon Latorella, the President and Chief Executive Officer. As part of this resignation, Mr. Latorella received a one time severance of $250,000. As of September 20, 2007 the severance package has not been finalized and is still being negotiated with the Board.

Interest income. Interest income for the nine months ended September 30, 2007 was $48,383. This income is attributable to interest payments being made on notes receivable.

     Interest expense. Interest expense decreased to $445,258 for the nine months ended September 30, 2007, from $833,470 for the nine months ended September 30, 2006, a decrease of 47%.

Other  Income.  Other  income  increased  to  $9,708  for  the nine months ended
September  30,  2007,  up  from other income of $2,697 for the nine months ended
September  30,  2006.

Financing Related Expenses. During the nine months ended September 30, 2007, we recorded expenses related to registration rights in the amount of $3,165,093. Approximately $941,000 of this is related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement. Also in connection with the sale and issuance of new Debentures, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006. Pursuant to the terms of the Settlement, the Company incurred approximately $2.1 million in filing penalties, pre-payment penalties, and interest

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $40 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

     As  of  September  30, 2007, our cash and cash equivalents totaled $74,208.

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

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Future minimum payments under our non-cancelable operating leases total $2,119,037.

CAPITAL  LEASES

     Through September 30, 2007, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2008. Future minimum lease payments under our non-cancelable capital leases total $48,727.

     LICENSE AGREEMENTS

     The following represents the contractual obligation and commercial commitments as of September 30, 2007.

                                        LESS THAN          1-3       3-5
CONTRACTUAL OBLIGATIONS       TOTAL       1 YEAR          YEARS      YEARS
                         -----------   ------------   -----------   --------
Long-Term
  Debt including
  current portion        $ 5,298,839   $  1,391,633   $ 3,907,206          -
Capital Leases                48,727         44,869         3,858          -
Operating Leases           2,119,036        491,295     1,429,236     98,505
License Agreements           175,000        175,000             -          -
                         -----------   ------------   -----------   --------
    Total                $ 7,641,602   $  2,102,797   $ 5,340,300   $198,505
                         ===========   ============   ===========   ========

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

OFF-BALANCE-SHEET ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended September 30, 2007, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending December 31, 2008. During 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

During the nine months ended September 30, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately. The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement. The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314. Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries' assets. The second and third installments have not been advanced and both parties have agreed that they will not be.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the nine months ended September 30, 2007

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

REPORTS  ON  FORM  8-K

On June 21, 2007, we filed a Form 8-K and reported under item 5.02 that the Board of Directors had accepted the resignation of two of its members. This form also reported that on June 26, 2007, the Board of Directors elected James Fields as Chief Executive Officer following the acceptance of Paul Colangelo's resignation to amicably resolve a non-compete agreement that had been in place with a previous employer.

On May 30, 2007, we filed a Form 8-K and reported under item 5.02 that the Board of Directors had elected Paul Colangelo as a Director and had also appointed him as President and Chief Executive Officer.

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


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)


SIGNATURE                     TITLE                         DATE
--------------------------    ------------------------      -----------------

 /s/ James C. Fields
James C. Fields               President and                 November 14, 2007
                              Chief Executive Officer