Form 10KSB
period 2007-12-31
LOCATEPLUS HOLDINGS CORP
filed 2008-04-10
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

Revenues  for  the  most  recent  fiscal  year  are:  $ 8,347,762.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 27, 2008, is $ 654,843

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 27, 2008 there were 11,906,203 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes[ ]   No [X]

                               TABLE OF CONTENTS
                               -----------------


                                                            PAGE
                                                            ----
PART I
ITEM 1     Description of Business                             1
ITEM 2     Description of Property                             6
ITEM 3     Legal Proceedings                                   7
ITEM 4     Submission of Matters to a Vote
             of Security Holders                               7
PART II
ITEM 5     Market for Common Equity and Related
             Stockholder Matters                               7
ITEM 6     Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                       13
ITEM 7     Financial Statements                               19
ITEM 8     Changes In and Disagreements with
             Accountants on Accounting and Financial
             Disclosure                                       19
ITEM 8A     Controls and Procedures                           19
PART III
ITEM 9     Directors, Executive Officers, Promoters
             and Control Persons;Compliance with
             Section 16(a) of the Exchange Act                20
ITEM 10    Executive Compensation                             22
ITEM 11    Security Ownership of Certain Beneficial
             Owners and Management                            24
ITEM 12    Certain Relationships and Related Transactions     25
ITEM 13    Exhibits and Reports on Form 8-K                   26
ITEM 14    Principal Accountant Fees and Services             28


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

     We intend to continue integration of datasets into our LocatePLUS product, including

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

LOCATEPLUS ANYWHERE

     We also offer a version of our LocatePLUS product that is accessible through wireless personal digital assistants and e-mail capable pagers, which we refer to as LocatePLUS AnyWhere. LocatePLUS AnyWhere was commercially launched in mid-December 2002. This product is being marketed primarily to law enforcement. The product is sold on a subscription fee basis, permitting unlimited access to our LocatePLUS database for a flat monthly fee provided that that the user agrees to a fixed term commitment. As of December 31, 2007, we had realized only nominal revenue from this product.

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

As of December 31, 2007, there were approximately 3,500 pre-screened purchasers of our Worldwide Information CD-ROM product.

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

METRIGENICS

  On January 6, 2004, the Company formed a new wholly-owned subsidiary, Metrigenics, Inc., with operations located in New York State. Metrigenics was formed to develop new ways to integrate biometrics with data. Metrigenics has finished first stage testing on matching DNA to facial characteristics.

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

REGULATORY RESTRICTIONS ON OUR BUSINESS

     Both federal and state laws regulate the sale of data. Recently, consumer advocates and federal regulators have voiced concerns regarding public access to, or commercial use of, personal information. As a result, increased pressure has been placed upon federal and state legislators to regulate the dissemination or commercial use of personal information.

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

DISTRIBUTION OF OUR PRODUCTS

     We distribute our content both directly (though the Internet in the case of our LocatePLUS product and through the mail in the case of our Worldwide Information CD-ROM) and through "channel partner" arrangements, by which third parties access our databases in consideration for a royalty. We also, from time to time, provide certain consulting services to third party database providers on the integration and assimilation of public data. To date, our efforts to license data have resulted in several channel partnerships. For the year ending December 31, 2007, we have recognized revenue of $2,302,550 on these agreements.

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

EMPLOYEES

     As of December 31, 2007, the LocatePLUS Group had 68 employees. We believe that our relations with our employees are good.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

     LocatePLUS Holdings Corporation and LocatePLUS Corporation, are presently headquartered in Beverly, Massachusetts, where we lease approximately 32,000 square feet. The lease on that facility expires on February 28, 2012, and our annual lease obligation is approximately $482,887.

Worldwide Information, Inc., is presently located in Byfield, Massachusetts, where it leases approximately 2,700 square feet. In May of 2007, we downsized this office space by fifty percent. Our annual lease payments on that facility in 2007 were approximately $19,356. Annual lease payments for the upcoming year, 2008 are expected to be $15,000.

Dataphant, Inc., is located in Austin, Texas, where it leases approximately 3,000 square feet pursuant to a month-to-month lease (which includes the use of office equipment, with current monthly rent of $3,680).

Certifion Corporation, (which does business under the name "Entersect"), is located in Santa Ana, California, where it leases approximately 1,900 square feet pursuant to a month-to-month lease with current monthly rent of $3,710.

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

No items were submitted to shareholders for a vote during 2007.

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

     Post the plan of recapitalization, on December 12, 2005, we had two securities trading on the Over-the-Counter Bulletin Board as follows:

-     shares  of  our  Common  Stock,  quoted  under  the  symbol  "LPHC";  and

-     our  public  warrants  expired  April  12,  2007.

     The following tables set forth the high and low closing sales prices per share (and per public warrant), for our Class A Voting Common Stock, Class B Non-Voting Common Stock, Common Stock, and public warrants for each quarter during fiscal years 2005, and 2006, as reported by the Over-the-Counter Bulletin Board and 2007 as reported by the Over-the-Counter.


                              2005                                           2006
                      THREE MONTHS ENDED                               THREE MONTHS ENDED
          ----------------------------------------------  -----------------------------------------------
           MAR 31      JUN 30       SEP 30      DEC 31      MAR 31     JUN 30       SEP 30      DEC  31
          ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
          HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW   HIGH  LOW
          ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----
LPLHA     0.315  0.172  0.217  0.125   0.15  0.072  0.34   N/A    N/A    N/A    N/A    N/A    N/A    N/A
--------  -----  -----  ----   -----  -----  -----  -----  ----   ----   ----   ----   ----   ----   ----
LPLHB     0.265  0.172   0.21   0.12  0.155   0.81  0.25   N/A    N/A    N/A    N/A    N/A    N/A    N/A
--------  -----  -----  ----  -----  ------  -----  ----   ----   ----   ----   ----   ----   ----   ----
LPLHW      0.08   0.04  0.055   0.03  0.055  0.007  0.09   N/A    N/A    N/A    N/A    N/A    N/A    N/A
--------  -----  -----  -----  -----  -----  -----  ----   ----   ----   ----   ----   ----   ----   ----
LPHC       N/A   N/A    N/A    N/A    N/A    N/A    2.89   .47    3.50   1.43   2.80   .45    1.70   .76
--------  -----  -----  -----  -----  -----  -----  ----  ----    ----   ----   ----   ----   ----   ----
LPHCW      N/A   N/A    N/A    N/A    N/A    N/A    .020   .006   .023   .012   .020   .006   .065   .003
--------  -----  -----  ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----

                                  2007
                          THREE MONTHS ENDED
          ---------------------------------------------------
            MAR 31        JUN 30        SEP 30        DEC 31
          ----------    ----------    ----------    ---------
          HIGH   LOW    HIGH   LOW    HIGH   LOW    HIGH  LOW
          ----   ----   ----   ----    ----  ----   ----  ----
LPHC      .42    .18    .22    .09    .15    .08    .12   .04
--------  ----   ----   ----   ----   ----   ----   ----  ----

HOLDERS
     As  of  December  31,  2007  there  were:

-     approximately  351  holders  of  record  of  our  Common  Stock,

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table reflects equity compensation granted or issued by us as of December 31, 2007, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.

                        NUMBER OF       WEIGHTED      NUMBER OF
                      SECURITIES TO     AVERAGE       SECURITIES
                        BE ISSUED       EXERCISE      REMAINING
                      UPON EXERCISE     PRICE OF    AVAILABLE FOR
                      OF OUTSTANDING  OUTSTANDING       FUTURE
                         OPTIONS,       OPTIONS,       ISSUANCE
                         WARRANTS       WARRANTS     UNDER EQUITY
                        AND RIGHTS     AND RIGHTS    COMPENSATION
PLAN CATEGORY                                          PLANS(1)
--------------------  --------------  ------------  --------------
EQUITY COMPENSATION.
PLANS APPROVED . . .
BY SECURITY HOLDERS:        699,976   $      30.54         491,221
--------------------  --------------  ------------  --------------
EQUITY COMPENSATION.
PLANS NOT APPROVED .
BY SECURITY HOLDERS:       3,088,342  $       6.55             N/A
--------------------  --------------  ------------  --------------
TOTAL: . . . . . . .       3,788,318  $      10.98             N/A
--------------------  --------------  ------------  --------------

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

- From August 2001 to April 2002, we issued warrants to purchase an aggregate of 3,272,455 shares of Class B Non-Voting Common Stock to 17 accredited consultants and to members of our Advisory

Board in consideration for services rendered. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 and 508 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken. A Form D Notice of Sale of Securities Pursuant to Regulation D was not filed with the Securities and Exchange Commission in a timely manne

- From September 2001 through February 13, 2002, we sold 20,421,510 shares of Class B Non-voting Common Stock to 175 accredited investors (of which 82 were existing stockholders) for $0.15 per share. The offer and sale of these securities were exempt from registration under the Securities Act under the provisions of Rule 506 promulgated thereunder, as we received representations from all offerees that they were accredited investors at the time of the offer and sale and no general solicitation was undertaken.

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

     All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no un-issued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject to adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On December 12, 2005, the we completed the plan of recapitalization which triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new common stock

On December 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a twelve-month note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. The remaining balance of $892,226 of this Debenture as amended effective October 18, 2006 is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion. On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP , a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds "Dutchess"). The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company. A discount to this note has been recorded for the warrants and founders shares in the amount of $622,107 and will be amortized over the life of the note and be recorded as interest expense. As of December 31, 2006, $455,448 has been amortized.

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

     We  did  not  repurchase  any  of  our  securities  during  2007  .


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

     Although our products generally consist primarily of publicly available - and therefore non-proprietary - information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently. In addition, our LocatePLUS product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual. We have also sought patent protection with respect to aspects of our marking and search technology (referred to as our "Bull's Eye" feature) and aspects of our CareerScan and TrustmeID products.Revenue associated with our Worldwide Information product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. Information in our Worldwide Information product is updated and released either quarterly or twice a year. In the case of our LocatePLUS product, we charge a fee to customers, which varies based upon the type and quantity of information requested. Capitalizing on the synergies gained through the Companies acquisitions, in 2004, Worldwide was able to utilize the technology acquired through Voicepower Technologies, when it merged into Dataphant, to develop the industry's first ever searchable non-published and cell phone CD-ROM. This product became Worldwide's fastest growing CD-ROM product to date. In addition, Worldwide, using the search capabilities built into the CD-ROM search engine, has expanded beyond CD-ROMs. Worldwide recently entered into an exclusive partnership with the State of New Hampshire's Department of Safety to implement its technology on the state's Intranet. Sonia Bejjani, Company co-founder and President of Worldwide, was profiled in "Women to Watch in 2005" by Women's Business Boston, January 2005 issue.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with the related data providers. In 2007 and 2006, we recorded $1,577,157 and $2,815,529, respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash, cash equivalents and short term investments. Interest expense is primarily attributable to various notes issued through the year ended December 31, 2007. As of December 31, 2007, we had gross notes payable (current and long-term) totaling $5,233,610.

We have incurred significant net losses since our inception. We incurred net losses of approximately $7.2 million in 2007 and $6.0 million in 2006. Our accumulated deficit as of December 31, 2007 was approximately $49 million.

     Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs. We anticipate that we will increase our sales and marketing, product development and general and administrative expenses during 2007 and for the foreseeable future. To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings. Any such financings may be dilutive to existing investors.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

     REVENUES. Revenue from our Worldwide Information TM CD-ROM product decreased to $498,366 for the year ended December 31, 2007 from $588,977 for the year ended December 31, 2006, a decrease of 15% Revenue from our LocatePLUS and Entersect online products, decreased to $5,537,453 for the year ended December 31, 2007 as compared to $6,182,251 for the year ended December 31, 2006, a decrease of 10%. Revenue from our channel partners decreased to $2,302,550 for the year ended December 31, 2007 as compared to $4,458,241 for the year ended December 31, 2006 a decrease of 48%. This decrease is attributed to the expiration of a major channel partner agreement. As part of deploying channel partner agreements, we occasionally provide engineering services. We recognized wireless revenue of $9,393 in 2007 as compared to $7,725 in 2006. We expect online, wireless, and channel revenue to increase and CD-ROM revenue to be stable during the next twelve months.

     COSTS OF REVENUES. For the year ended December 31, 2007, our costs of revenue for Worldwide Information TM were $48,219 as compared to $38,965 for the year ended December 31, 2006, an increase of 23%. Data cost are relatively fixed even as revenue from the product increases, no marked increase in costs is realized. For the year ended December 31, 2007, our costs of revenue associated with LocatePLUS and channel partner sales were $1,577,157, as compared to $2,815,529 for the year ended December 31, 2006, a decrease of 44%. Costs of revenues are expected to stabilize at about $3.5 million annually, as that amount represents the cost for the required data sets. As revenue increases, costs of revenue are not expected to increase proportionately.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the year ended December 31, 2007 were $1,462,923, as compared to $1,714,502 for the year ended December 31, 2006, a decrease of approximately 15%. We expect selling and marketing expense to increase over the next twelve months as we focus greater efforts on the acquisition of new customers to increase revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2007 were $6,047,279 as compared to $7,539,311 for the year ended December 31, 2006, a decrease of less than 20%.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the year ended December 31, 2007 were $157,867 as compared to $196,600 for the year ended December 31, 2006, a decrease of 20%. These expenses are a result of investigation of new biometric data products through the creation of Metrigenics. We anticipate these expenses will stabilize for the foreseeable future.

     INTEREST INCOME. Interest income for the term ended December 31, 2007 was $48,383. This income is attributable to interest payments being made on notes receivable. No interest income was recorded in 2006.

     INTEREST EXPENSE. Interest expense decreased to $555,017 for the year ended December 31, 2007, from $1,320,934 for the year ended December 31, 2006, a decrease of 58%. The interest expense is attributable to the payoff of certain notes payable issued in 2004 and the interest expense associated with additional financing during 2006.

     OTHER INCOME. Other income increased to $10,310 for the year ended December 31, 2007, from $4,523 for the year ended December 31, 2006, an increase of 128%. This increase is attributable to the collection of previously written off bad debt.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2007, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As  of  December  31,  2007,  our  cash  and  cash  equivalents  totaled $96,142

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

     All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of our agreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no unissued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock. On December 12, 2005, we completed the plan of recapitalization which triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new common stock

     On December 29, 2005, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P. Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. We also entered into an agreement where we may, at our discretion, periodically "put" or require Dutchess to purchase shares of our Common Stock. The aggregate amount that Dutchess is obligated to pay for our shares will not exceed $10.0 million. For each share of Common Stock purchased under the Investment Agreement, Dutchess will pay 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board (or other principal market on which our Common Stock is traded) during the ten day period immediately following the date on which we give notice to Dutchess of our intention to put such stock. Our ability to put the shares under the Investment Agreement is conditioned upon us registering the shares of Common Stock with the Securities and Exchange Commission and satisfaction of certain other customary closing conditions.

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

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Rent expense amounted to $584,513 and $566,445 during 2007 and 2006, respectively. This increase is due to the rising of market rates.

     CAPITAL LEASES

     Through December 31, 2007, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2008. Future minimum lease payments under our non-cancelable capital leases total $38,800.

     LICENSE AGREEMENTS

     The following represents the contractual obligation and commercial commitments as of December 31, 2007.

                                     LESS THAN     1-3         3-5
CONTRACTUAL OBLIGATIONS    TOTAL      1 YEAR      YEARS       YEARS
Long-Term Debt. . . . .
 including current. . .  $5,233,610  $1,327,079  $3,906,531        -
Capital Leases. . . . .      37,878      37,878      49,536        -
Operating Leases. . . .   2,115,721     586,577   1,448,663   80,481
License Agreements. . .     175,000     175,000         -        -
                         ----------  ----------  -----------  ------
Total . . . . . . . . .  $7,562,209  $3,450,929  $5,355,194  $80,481
                         ----------  ----------  -----------  ------

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

     Company policy for Research and Development is that all expenses are initially capitalized. Once a project reaches testing phases, all expenses will be amortized over the useful life of the item.

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

     USE OF OUR ASSETS

     Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes. The owned vehicles have been capitalized as assets of the Company, totaling $102,954 as of December 31, 2007.

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

OFF-BALANCE-SHEET ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2007, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

ITEM 7 - FINANCIAL STATEMENTS

     Our financial statements as of and for the twelve months ended December 31, 2007 are set forth in the section of this Annual Report beginning on page F-1.

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

     We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending December 31, 2008. During 2007, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

These weaknesses have lead management to conclude that disclosure controls and procedures are not effective for the twelve months ended December 31, 2007. To remediate the internal controls does not require additional material costs.

     During the twelve months ended December 31, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

     There were no changes in our internal controls over financial reporting that occurred during the quarter ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting



                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth specific information regarding our executive officers and directors as of December 31, 2007.

    EXECUTIVE OFFICERS AND DIRECTORS     AGE             POSITIONS
    --------------------------------     ---        ------------------------
    Jon R. Latorella                      43        Chairman of the Board,
    Sonia P. Bejjani                      38        Director; President-
                                                     Worldwide Information
    James C. Fields                       40        President, Chief Executive
                                                     Officer, Treasurer and
                                                     Secretary, Acting Chief
                                                     Financial Officer
    David Skerrett(2)                     57        Director, Audit Committee
                                                     Member
    Ralph Caruso                          57        Director

(1) Member of our Compensation Committee.
(2) Member of our Audit Committee.

CURRENT DIRECTORS AND OFFICERS

     JON R. LATORELLA co-founded our business in 1991 and has been our Chief Executive Officer since we commenced our activities. Mr. Latorella is also the Chairman of our Board of Directors. Before founding our business, Mr. Latorella served as a consultant to various local and state law enforcement agencies. Mr. Latorella holds a Bachelor of Science/Bachelor of Arts from the University of Massachusetts, which he received in 1994. In March 2007, Mr. Latorella resigned as CEO and President. Mr. Latorella remains the Chairman of the Board.

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

     JAMES C. FIELDS was appointed our Vice President of Finance, Treasurer, Secretary and Acting Chief Financial Officer on March 31, 2003. Prior to that, Mr. Fields served as our Director of Finance since February 2001. Prior to joining us, Mr. Fields was the Controller and Vice President of operations at CO Space, a carrier neutral collocation company. Mr. Fields is a certified public accountant and holds a Bachelor of Arts in Accounting from the College of St. Scholastica, which he received in 1992, and a Masters of Business Administration from Babson College, which he received in 1999. In May 2007, Mr. Fields was appointed by the Board of Directors as the CEO and remains the Acting CFO.

     DAVID SKERRETT has been Vice President of the Middlesex Corporation for 23 years. Middlesex Corporation is in the top 400 heavy civil construction companies in the nation with $140 million in revenue. Mr. Skerrett holds a Bachelor of Engineering from College of Technology. Mr. Skerrett was elected in 2005. David is also a member of the Audit Committee.

     RALPH CARUSO, is the founder and President of Caruso Companies, a conglomerate involved in many facets of industrial construction that has been in business for over 25 years. Mr. Caruso was elected to the Board of Directors in 2005.

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

Chris Romeo, a former member of our Board of Directors, resigned from the Board on June 21, 2007.

Mike Ryan, a former member of our Board of Directors, resigned from the Board on June 21, 2007.

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

     Except as set forth in the proceeding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2007.

AUDIT COMMITTEE

     The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of our independent auditors, reviews the scope of the audit services provided by our independent accountants, and reviews our accounting practices and internal accounting controls. Currently, the only member of the Audit Committee is Mr. Skerrett. There is one vacancy on the Audit Committee of the Board of Directors.
-
COMPENSATION  COMMITTEE

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

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, for 2007, 2006, and 2005, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2007, 2006 and 2005 exceeded $100,000 (the "Named Executive Officers").



NAME AND                                                           OPTIONS      ALL OTHER
PRINCIPAL                        SALARY    BONUS     SEVERANCE      AWARDS     COMPENSATION
POSITION                  YEAR    ($)       ($)         ($)        (shares)         ($)          TOTALS
------------------------  ----  --------  --------  -----------  -----------  --------------   ----------
JON R. LATORELLA . . . .  2007    60,215         -           -            -        15,000(2)      321,215
                          ----  --------  --------  -----------  -----------  --------------   ----------
President and. . . . . .  2006   231,468   325,000    250,000             -        15,000(2)      571,468
Chief Executive Officer.  2005   232,727         -          -             -        13,200(2)      247,727

JAMES C. FIELDS(3) . . .  2007   212,631         -          -       600,000(1)     13,200(5)      225,831
Acting Chief Financial .  2006   142,690         -          -            -         13,200(5)      155,890
Officer, Treasurer and .  2005   142,893         -          -            -         13,200(5)      156,093
Secretary


(1) On November 8, 2007, Mr. Fields was issued stock options to purchase 600,000 shares of our Common Stock with an exercise price of $0.11 per share.

(2) Mr. Latorella and his family are allowed use of company vehicles, the value of which is approximately $1,100 per month to Mr. Latorella.

(3) Mr. Fields commenced his employment with us in 2001. Mr. Fields became an executive officer with the Company on March 31, 2003.

(4) On May 19, 2004, Mr. Fields was granted incentive stock options to purchase 600,000 shares of Common Stock with an exercise of $0.11 per share.

(5) Beginning in April 2004, Mr. Fields was allowed the use of a company-leased vehicle, the value of which is approximately $1,100 per month.


     In March 2007, Mr. Latorella resigned from the position of President and CEO. Mr. Latorella remains the Chairman of the Board.

In May 2007, Mr. Fields was elected by the Board of Directors to the position of President and CEO. Mr. Fields remains the Acting CFO.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


                                          OPTION AWARDS

                                        Number Of Secu-
                                       rities Underlying
                                          Options/SARs      Option Exercise     Option
                                            Granted              Price         Expiration
Name                                          (#)               ($/Sh)           Date
-------------------------------------  -------------------  ----------------  -----------
Jon R. Latorella                                  35,000              12.50      12/18/08
Chairman of the Board                             50,000              12.50      12/18/08
Former CEO                                       100,000              50.00      12/18/08
                                                  20,000              75.00      05/19/09
                                                  50,000              19.50      05/19/09
                                                  20,000              10.00      11/03/08
                                                 240,000               0.50      12/29/09

James C. Fields                                  600,000               0.11      11/08/17
President & CEO                                   20,000               0.50      12/29/14
Acting Chief Financial Officer
Secretary

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

In March 2007, Mr. Latorella resigned from the position of President and CEO. Mr. Latorella remains the Chairman of the Board.

In May 2007, Mr. Fields was elected by the Board of Directors to the position of President and CEO. Mr. Fields remains the Acting CFO.

DIRECTOR COMPENSATION

                    Fees Earned or      Total
     Name            Paid in Cash         $
-------------      ----------------    -------
Ralph Caruso             33,381         33,381
David Skerrett           33,381         33,381
Chris Romeo              33,381         33,381
Mike Ryan                33,381         33,381

Compensation to independent members of the Board for services rendered during 2006 and through 2007 have been distributed in 2007.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the close of business on December 31, 2007, there were 11,397,657 shares of Common Stock issued and outstanding. There were also unexercised options and warrants issued to purchase shares of Common Stock (including both vested and unvested options) outstanding on that date. Of these, 2,136,207 issued shares and 4,613,712 options, warrants, and convertible shares were owned by officers, directors and over 5% stockholders.

     The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on December 31, 2007, by:
    -Each of our directors;
    -Each of our executive officers;
    -Each person known to us to beneficially own more than 5% of either class of our common stock; and
    -All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock underlying options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2007 are deemed outstanding, while such shares are not deemed outstanding for computing percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder. Each of our directors and executive officers can be contacted at 100 Cummings Center, Suite 235M, Beverly, Massachusetts 01915.

                                   NUMBER OF SHARES          PERCENTAGE
BENEFICIAL OWNER                   BENEFICIALLY OWNED          OF CLASS
--------------------------         ------------------          --------
Directors
JON R. LATORELLA                           983,735(1)              8.3%
SONIA P. BEJJANI                            92,508(2)                 *
RALPH CARUSO                                22,944                    *
DAVID SKERRETT                               1,995(3)                 *
Officers
JAMES C. FIELDS                            374,267(4)              3.2%

5%  or  More  Shareholders

SPECIAL  SITUATION  FUNDS
153  E.  53rd  Street
55th  Floor
New York, NY  10022                      1,410,000(5)             12.0%
All directors and executive
officers as a group (10 persons)         1,668,474(6)            22.87%
___________________________
*     Less  than  one  percent  of  outstanding  shares.
(1) Includes 499,475 shares issuable upon exercise of a fully vested stock options, with a weighted average exercise price of $17.45 per share.
(2) Includes 90,000 shares issuable upon exercise of a fully vested stock options, with an average exercise price of $26.16 per share.
(3) Consists of 225 held in IRA and 1,770 in trusts for which he is the custodian.
 (4) Includes the vested portion of stock incentive stock options to purchase up to 220,000 shares with a weighted average exercise price of $0.15 per share.
(5) Includes 505,000 shares and 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Fund III, L.P. and 505,000 shares 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Private Equity Fund, L.P.
(6)     Includes  1,216,975  shares  issuable  upon  the  exercise  of warrants.

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

JON  R.  LATORELLA

     The Board of Directors accepted the resignation of its President and Chief Executive Officer, Jon Latorella, effective March 23, 2007. As part of his severance agreement, Mr. Latorella received $250,000. He also entered into a consulting agreement with the Company where he is to receive $20,000 per month during his term of service. Mr. Latorella will remain on as Chairman of the Board and will continue to advise new management now and into the foreseeable future. As Chairman of the Board, Mr. Latorella is allowed to remain under LocatePlus Holdings Corporations health insurance policies with a monthly value of $1,240. As of December 31, 2007 the Board of Directors has not yet finalized the severance agreement with Mr. Latorella.

     INCENTIVE  STOCK  OPTION

     In 2004, Mr. Latorella was granted fully vested incentive stock options to purchase 1,000,000 and 2,500,000 Class A Voting common with exercise prices of $1.50 and $0.39 per share respectively.

     USE  OF  COMPANY  CARS.

     Mr. Latorella and his family are allowed use of two company cars, the value of which is approximately $15,000 annually.

JAMES  C.  FIELDS

     Mr.  Fields  is  our  Chief  Executive  Officer  and Acting Chief Financial
Officer.  The  Board  elected  Mr.  Fields  into  this  position  in  May  2007.

     STOCK  OPTION

     On December 18, 2003, Mr. Fields was issued incentive stock options to purchase 10,000 shares of our Class A Voting Common Stock with an exercise price of $12.50 per share on a post recapitalization basis. In 2004, Mr. Fields was issued incentive stock options to purchase 20,000 shares of our Class A Voting Common Stock with an exercise price of $19.50 per share on a post recapitalization basis. On November 8, 2007, Mr. Fields was issued stock options to purchase 600,000 shares of our Common Stock with an exercise price of $0.11 per share.

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

ROBERT  KITE

     Mr. Kite is a former member of our Board of Directors. Mr. Kite was appointed to the Board in December 2002.

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

         Corporation and Transfer Online, Inc., dated March 22, 2002.(1)
4.2     Form of Warrant Certificate.(2)
4.3     Form of Unit Certificate.(2)
4.4     Form of Class A Voting Common Stock Certificate.(2)
4.5     Form of Class B Non-voting Common Stock Certificate.(2)
4.6 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class A Voting Common Stock).(1)
4.7 Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class B Non-voting Common Stock).(2)
4.8     $10,000 Convertible Promissory Note, dated March 9, 2001.(1)
4.9     Amended Form of Warrant Certificate.(3)
4.10    Amendment to $10,000 Convertible Promissory Note, dated July 23,2002.(3)
5.1     Opinion of Geoffrey T. Chalmers, Esq. (5)
10.1 Master Lease Agreement between Cummings Properties, Inc. and Worldwide Information, Inc., dated November 20, 1999.(1)
10.2    Secured Note, dated June 1, 2001.(1)
10.3 Purchase Agreement dated July 8, 2005, by and between LocatePLUS Holdings Corporation and certain Investors named therein, as amended August 12,2005.(4)
10.4 Form of 3% Senior Convertible Note dated July 8, 2005 and August 15, 2005, by and between LocatePLUS Holdings Corporation and each of the Investors named in Exhibit 10.26. (4)
10.5 Registration Rights Agreement dated July 8, 2005, by and between LocatePLUS Holdings Corporation and certain Investors named therein, as amended August 12, 2005. (4)
10.6    Form of Common Stock Purchase Warrant issued to the Investors named in
         Exhibit 10.26. (4)
10.7 Debenture, dated December 29, 2005, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund II, L.P. (5)
10.8 Debenture Registration Rights Agreement, dated December 29, 2005 by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund II,L.P. (5)
10.9    Warrant Agreement Dated December 30, 2005(5)
10.10   Security Agreement Dated December 30, 2005(5)
10.11   Subscription Agreement Dated December 30, 2005(5)
10.12 Debenture, dated July 21, 2006, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P. (5)
10.13 Debenture Registration Rights Agreement, dated July 21, 2006 by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P.(5)
10.14   Warrant Agreement Dated July 21, 2006 (5)
10.15   Security Agreement Dated July 21, 2006(5)
10.16   Subscription Agreement Dated July 21, 2006(5)
10.17   Addendum Dated October 18, 2006 to Debenture Dated December 29, 2005
         and Debenture Dated July 21, 2006(5)
21.1    Subsidiaries of LocatePLUS Holdings Corporation.(1)
23.1    Consent of Geoffrey T. Chalmers, Esq. (filed with exhibit 5.1)
23.2    Consent of Livingston and Haynes P.C. (5)
23.5    Consent of Livingston & Haynes, P.C.
31.1    302 Certification of the Chief Executive Officer
31.2    302 Certification of the Chief Financial Officer
32      906 Certification of C.E.O. and C.F.O.

(1)Filed as an Exhibit to Form SB-2, filed with the Securities and Exchange Commission on March 28, 2002 (Registration No. 333-85154).
(2)Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-85154).
(3)Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on July 24, 2002 (Registration No. 333-85154).
(4)Filed as Exhibit to Form 8-K, filed with the Securities and Exchange Commission on July 13, 2005.
(5)Filed as Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on January 4, 2007, (Registration No. 333-138311

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
     During 2007, our principal accountant, Livingston & Haynes, P.C. (L&H) billed $113,170 in connection with the audit of our annual financial statements and the review of our quarterly financial statements.

TAX FEES
     During  2007,  L&H  billed  us  $12,375  for  tax  related  services.

ALL  OTHER  FEES.
     During 2007 L&H billed us $17,125 in fees relating to the registration of securities.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   LOCATEPLUS HOLDINGS CORPORATION


                   /s/  James  C.  Fields
                   James  C.  Fields,  President  and  Chief  Executive  Officer

                   April 1, 2008

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of LocatePLUS Holdings Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2006 and December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation and its subsidiaries as of December 31, 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2007, and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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




/s/LIVINGSTON & HAYNES, P.C.
Livingston & Haynes, P.C.
Wellesley, Massachusetts

April 1, 2008

LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .  $     96,142
  Accounts receivable, trade - net . . . . . . .       721,524
  Prepaid expenses and other current assets. . .       392,609
                                                  ------------
      Total current assets . . . . . . . . . . .     1,210,275
                                                  ------------

Property and equipment, net. . . . . . . . . . .     1,278,886
Other assets . . . . . . . . . . . . . . . . . .       284,188
                                                  ------------

      Total assets . . . . . . . . . . . . . . .  $  2,773,349
                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .     1,371,169
  Accrued expenses . . . . . . . . . . . . . . .     3,426,840
  Deferred revenue . . . . . . . . . . . . . . .       159,223
  Current portion of capital lease obligation. .        37,878
  Notes Payable. . . . . . . . . . . . . . . . .       717,080
  Convertible notes payable. . . . . . . . . . .       365,107
                                                  ------------

      Total current liabilities. . . . . . . . .     6,077,297

Long Term Notes payable                                  6,530
Long Term Convertible Notes payable. . . . . . .     3,573,477
                                                  ------------

      Total liabilities. . . . . . . . . . . . .     9,657,304
                                                  ------------

Commitments and contingencies. . . . . . . . . .

Stockholders' equity:
  Common stock, $0.01 par value;
     25,000,000 shares authorized;
     11,397,6570 shares issued and
     outstanding at December 31, 2007 . . . . . .      113,977
  Additional paid-in capital . . . . . . . . . .    39,218,416
  Warrants . . . . . . . . . . . . . . . . . . .     3,692,378
  Impairment on assets . . . . . . . . . . . . .      (861,350)
  Accumulated deficit. . . . . . . . . . . . . .   (49,047,374)
                                                  ------------

      Total stockholders' equity . . . . . . . .    (6,883,954)
                                                  ------------

      Total liabilities and stockholders' equity  $  2,773,349
                                                  ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements.

LOCATEPLUS HOLDINGS CORPORATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED
                                                DECEMBER 31,
                                           2007           2006

Revenues
   Information sales - CD Rom . . . .  $    498,366   $   588,977
   Information sales - online . . . .     5,537,453     6,182,251
   Information sales - channel. . . .     2,302,550     4,458,241
   Information sales - wireless . . .         9,393         7,725
                                       ------------   -----------
   Total revenues . . . . . . . . . .     8,347,762    11,237,194
                                       ------------   -----------

Costs and expenses:
   Costs of revenues
      CD Rom. . . . . . . . . . . . .        48,219        38,965
      Online and channel. . . . . . .     1,577,157     2,815,529
   Selling and marketing. . . . . . .     1,462,923     1,714,501
   General and administrative . . . .     6,047,279     7,539,311
   Research and Development . . . . .       157,867       196,600
   Severance Expense        . . . . .       250,000             -
                                       ------------   -----------
      Total operating expenses. . . .     9,543,445    12,304,906
                                       ------------   -----------
Operating loss. . . . . . . . . . . .    (1,195,683)   (1,067,712)

Other income (expense):
   Interest income. . . . . . . . . .        48,383             -
   Interest expense . . . . . . . . .      (555,017)   (1,320,934)
   Other income . . . . . . . . . . .        10,310          4,523
   Write Down of LT Receivable. . . .    (2,365,997)   (1,291,636)
   Finance Related Expenses. . . . .     (3,189,413)   (2,286,075)
                                       ------------   -----------
Net loss. . . . . . . . . . . . . . .   $(7,247,417)  $(5,961,834)
                                       ============   ===========
Basic and diluted net loss per share.   $      (.76)  $      (.86)

Shares used in computing basic
   and diluted net loss per share . .     9,536,248     6,907,321


See Independent Auditors' Report and Notes to Consolidated Financial Statements.


LOCATEPLUS HOLDINGS CORPORATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  ADDITIONAL                                                      TOTAL
                             COMMON STOCK          PAID-IN         WARRANTS     IMPAIRMENT      ACCUM         STOCKHOLDERS'
                          SHARES      AMOUNT       CAPITAL                      ON ASSETS      DEFICIT       EQUITY (DEFICIT)
Balance at
December 31, 2005 . . .  5,693,789     56,938     37,421,621      2,805,892      (831,500)   (35,838,123)          3,614,828
Issuance of shares. . .  1,670,068     16,701      1,535,804        301,810                                        1,854,314
Adjustment to
Impairment. . .                                                                   (10,500)                           (10,500)
Net loss for the . . . .
Year ended . .
December 31, 2006                                                                             (5,961,834)         (5,961,834)
                         ---------    -------    -----------      ---------      ---------   ------------         ----------
Balance at
December 31, 2006 . . .  7,363,857     73,639     38,957,425      3,107,702      (842,000)   (41,799,957)           (503,191)
Issuance of shares. . .  4,033,800     40,338        260,991        584,676                                          886,005
Adjustment to
Impairment. . .                                                                   (19,350)                           (19,350)
Net loss for the . . . .
Year ended . .
December 31, 2007                                                                             (7,247,417)         (7,247,417)
                         ---------    -------    ----------       ---------      ---------    -----------         -----------
Balance at
December 31, 2007 . . .  11,397,657   113,977     39,218,416      3,692,378      (861,350)   (49,047,374)         (7,247,417)
                         ==========   =======     ==========      =========      =========   ============         ===========



LOCATEPLUS HOLDINGS CORPORATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                             2007          2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . .   ($7,247,417)   ($5,961,834)
  Adjustments to reconcile net loss to
    net cash used in operating activities: . . . . . .             -              -
     Depreciation and amortization
       of property and equipment . . . . . . . . . . .       722,575        852,378
          Provision for doubtful accounts. . . . . . .        23,219        (21,318)
          Interest expense related to
            warrants issued with debt. . . . . . . . .     2,475,910        496,015
          Services performed and interest
            expense in exchange for stock. . . . . . .       224,761        214,650
          Stock Based Compensation Expense. . . . . .         76,568        102,558
          Value Allowance for Notes Receivable. . . .      2,365,997      2,099,986
          Amortization of intangible assets. . . . . .             -          9,108
          Changes in assets and liabilities:
             Accounts receivable . . . . . . . . . . .        51,743       (547,315)
             Prepaid expenses and other assets . . . .       (47,880)       394,284
             Security Deposits. . . . . . . . . . . . . . .2,212,872       (114,375)
             Accounts payable. . . . . . . . . . . . .      (539,498)        52,178
             Accrued expenses. . . . . . . . . . . . .      (153,125)       (49,730)
                                                        -------------   ------------
             Net cash used in operating activities . .    (1,039,334)      (146,455)
                                                        -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:. . . . . . . . .             -              -
   Principal repayment of
    purchased note receivable. . . . . . . . . . . . .        41,617              -
  Purchases of property and equipment. . . . . . . . .       (14,712)      (190,644)
                                                        -------------   ------------
             Net cash provided by investing activities        26,905       (190,644)
                                                        -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:. . . . . . . . .             -              -
  Repayment of debt. . . . . . . . . . . . . . . . . .    (1,647,163)    (1,306,935)
  Proceeds from issuance of debt . . . . . . . . . . .     2,780,000      1,250,000
  Payments of obligations under capital lease. . . . .       (54,088)      (186,880)
                                                        -------------   ------------
             Net cash provided by financing activities     1,078,749       (243,815)
                                                        -------------   ------------
Net (decrease) increase in cash and cash equivalents .       (66,320)      (580,914)

Cash and cash equivalents, beginning of period . . . .        29,822        610,736
                                                        -------------   ------------
Cash and cash equivalents, end of period . . . . . . .        96,142         29,822
                                                        =============   ============
Supplemental disclosures of
   cash flows information:
Cash paid for interest . . . . . . . . . . . . . . . .  $          -   $    779,776

Supplemental disclosure of non-cash investing and
   Financing activities:
  Relative fair value of detachable warrants issued
   In conjunction with convertible debt: . . . . . . . .             -      301,810



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

     LIQUIDITY  AND  OPERATIONS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial losses in each of the last two years, and has incurred an accumulated deficit of approximately $47 million through December 31, 2007. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

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


2.SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

Software development costs are generally charged to operations as incurred, as they relate to ongoing maintenance of data and the Company's website. The Company evaluates certain software development costs for capitalization in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred relating to the Company's own personnel and outside consultants who are directly associated with software developed for internal use may be capitalized. Costs eligible for capitalization under SOP 98-1 have been immaterial to date

STOCK  COMPENSATION  PLANS

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

                                                    YEAR ENDED DECEMBER 31
                                                              2005
                                                    ----------------------

    Net loss - reported                                      $ (5,600,176)
    Amortization of stock compensation expense                 (1,289,122)
                                                    ----------------------
    Pro forma net loss                                         (6,889,298)
                                                    ======================
    Pro forma net loss per share - basic and diluted               $(1.92)

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

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the years ended December 31, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                                        FOR THE TWELVE
                                                         MONTHS ENDED
                                                          DECEMBER 31
                                                         2007     2006
                                                      -------     -------
                Expected life                         6 years     6 years
                                                      -------     -------
                Volatility                                33%         31%
                Risk free interest rate                 4.54%       4.86%
                Dividend yields                            -           -
                Weighted-average fair value of
                 options granted during the period         -           -

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

ADVERTISING

The Company charges advertising costs to operations when incurred. Advertising expense was $111,693 in 2007 and $269,749 in 2006.

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

3.ACCOUNTS  RECEIVABLE,  TRADE

Trade accounts receivable are presented net of an allowance for doubtful collections of $174,164 at December 31, 2007. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS

Prepaid expenses and other current assets consists of approximately $221,250 in fees for financing that are being amortized over the length of the term and $85,105 in R&D expenses that are being amortized through 2009.

5.NOTES  RECEIVABLE

Demand promissory note receivable from an unrelated leasing company, with interest at 11%. One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company's initial public offering were collected. There is no business relationship between the Company and this leasing company or any officers or directors of either company. At December 31, 2004, substantial doubt existed on collectability of these balances. An allowance of $500,000 was recorded against the outstanding balance. The remaining principal balance at December 31, 2005 was $358,508. As of December 31, 2006, the Company fully allowed for the remaining principal balance. At December 31, 2007 there was no activity on this receivable and management chose to write the receivable off.

7.PROPERTY AND EQUIPMENT

Property  and  equipment  at  December 31, 2007, consists of the following:

     Equipment                $ 4,598,213
     Vehicles                     102,954
     Software                     918,920
     Furniture and fixtures       389,783
     Leasehold improvements       621,943
                              -----------
                                6,631,813

Less accumulated depreciation
and amortization                5,352,927
                              -----------
Property and equipment, net   $ 1,278,886
                              ===========

Depreciation and amortization expense was $722,575 and $852,378 for the years ended December 31, 2007 and 2006, respectively.

8.PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS

Prepaid expenses and other current assets consist of the following at December 31, 2007:


     Deferred financing costs   $ 221,250
     R&D costs                     85,105
     Other                         86,253
                                ---------
     Total                      $ 392,609
                                =========

9.LONG  -TERM  RECEIVABLE

At year-end, December 2006, under the terms of a negotiated agreement, the Company converted $4.2 million held by one customer that it was carrying in accounts receivable into a long term receivable with a net carrying value of $2.3 million. At December 31, 2007, based on payment history, the Company was unable to determine the likelihood of collecting on this receivable. As a result, the Company has written down the remaining balance to $0 expensing $2.3 million during 2007. Any future payments received by the Company under the terms of this receivable will be recognized as other income.

10.OTHER  ASSETS

Other  assets  consist  of  the  following  at  December  31,  2007

     Restricted trading securities     $  13,650
     Security deposits                    92,964
     Other Non-Current Assets            177,574
                                       ---------
     Total                             $ 284,188
                                       =========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was at valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $894,000, as such 200,000 shares were exchanged for the service. At December 31, 2007, the 10-day trailing average closing price was $.09 per share, or the value of the shares was $18,200. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $861,350 and the adjusted carrying value is now $13,650

11.ACCRUED  EXPENSES

Accrued  expenses  consist  of  the  following  at  December  31,  2007:

     Payroll and related taxes                   $   70,025
     Accounting, legal and professional fees         80,000
     Finance Related Expenses                     3,227,400
     Other                                           49,415
                                                  ---------
     Total                                       $3,426,840
                                                ===========

12.NOTES  PAYABLE

Convertible promissory note, due on demand that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at December 31, 2007, is $123,827. In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. The remaining debt is due in 2008.

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

13.COMMITMENTS  AND  CONTINGENCIES

     OPERATING  LEASES

     The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2012. Rent expense amounted to $584,513 and $566,445 during 2007 and 2006, respectively.

     Future minimum payments under non-cancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
2008                     586,577
2009                     482,887
2010                     482,887
2011                     482,887
2012                      80,481
                     -----------
Total                $ 2,115,721
                     ===========

CAPITAL LEASES

     The Company acquired equipment under long-term capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases.

     The following is a schedule by years of future minimum lease payments under the capital leases, together with the net present value of the minimum lease payments at December 31, 2007.

YEAR ENDING DECEMBER 31,
2007                                                   38,800
                                                    ---------
                                                       38,800
Less:  amounts representing interest and
executory costs                                           922
                                                    ---------

Present value of future minimum lease payments         37,878
Less:  current portion of obligation under
capital lease                                          37,878
Long-term obligation under capital lease            $       -
                                                    =========

     LICENSE AGREEMENTS

     The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers. In 2007 and 2006, the Company recorded $2,095,338 and $3,867,373 respectively in costs related to these agreements. In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data. The Company is required to make minimum payments under these agreements as follows:

The following represents the contractual obligation and commercial commitments as of December 31, 2007.

                                     LESS THAN     1-3         3-5
CONTRACTUAL OBLIGATIONS    TOTAL      1 YEAR      YEARS       YEARS
Long-Term Debt. . . . .
 including current. . .  $5,233,610  $1,327,079  $3,906,531        -
Capital Leases. . . . .      37,878      37,878      49,536        -
Operating Leases. . . .   2,115,721     586,577   1,448,663   80,481
License Agreements. . .     175,000     175,000         -        -
                         ----------  ----------  -----------  ------
Total . . . . . . . . .  $7,562,209  $3,450,929  $5,355,194  $80,481
                         ==========  ==========  ===========  ======

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

14.INCOME TAXES

Deferred tax assets consist of the following at December 31:

                                                            2007
                                                           ------
  Net operating loss carry forwards                   $ 15,100,000
  Stock based compensation                                 450,000
  Bad debt reserve                                         300,000
  Investment loss                                          400,000
  Capitalized research and development                   1,000,000
                                                      ------------
  Gross deferred tax assets                             17,250,000

  Valuation allowance                                  (17,250,000
                                                      ------------
                                                      $          -
                                                      ============

The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured. As the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

At December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $37 million and $20 million respectively. The federal and state net operating loss carryforwards expire through 2026.

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

15.COMMON  STOCK

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

     During 2005, the fair value of the options and warrants to purchase shares of Class A Voting Common Stock was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 20% volatility, 3.9% average risk

-free interest rate, a ten-year life and an underlying Class A Voting Common Stock average value of $5.00 per share.

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

16.STOCK OPTION PLANS

     On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the "1999 Plan"). Under the terms of the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the Plan. A maximum of 15,000,000, shares, or 300,000 after adjusting for the reverse split, of Class A Voting Common Stock has been approved for issuance under the 1999 Plan of which 6,061 post split shares are available for grant at December 31, 2007. The options are not transferable except by will or domestic relations order.

     On March 28, 2003, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan (the "2003 Plan") which was approved by the stockholders at the May 29, 2003 annual meeting. Under the terms of the 2003 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors. The Board of Directors administers the 2003 Plan. A maximum of 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class A Voting Common Stock and 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class B Non-Voting Common Stock, or a combined total of 1,000,000 post split shares have been approved for issuance under the 2003 Plan of which 486,000 are available for grant at December 31, 2007. The options are not transferable except by will or domestic relations order.

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

     The following table presents activity under the Plans adjusting for the reverse split for the years ended December 31, 2006, 2005, and 2004:

                                                          WEIGHTED
                                                          AVERAGE
                                                          EXERCISE
                                                 SHARES     PRICE
                                                -------   --------
 Outstanding at December 31, 2004               693,290      30.96
 Issued                                          10,200      17.00
 Exercised                                            -          -
 Canceled                                        (3,364)     11.00
                                                -------
 Outstanding at December 31, 2005               700,126      30.86
 Issued                                               -          -
 Exercised                                            -          -
 Canceled                                          (150)     10.00
                                                -------
 Outstanding at December 31, 2006               700,126      30.54
                                                =======

The following summarizes information relating to options outstanding at December 31, 2007:

                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                -----------------------------------   -----------------------
                            WEIGHTED
                            AVERAGE       WEIGHTED                   WEIGHTED
RANGE OF                   REMAINING      AVERAGE                     AVERAGE
EXERCISE                  CONTRACTUAL     EXERCISE                   EXERCISE
PRICE            SHARES   LIFE (YEARS)     PRICE       SHARES           PRICE

$0.00-10.00      234,351     4.20     $     9.66      207,076     $      9.65

$10.00-15.00     109,625     5.85     $    12.51      109,275     $     12.51

$15.00-75.00     356,000     6.26     $    49.88      344,000      $    50.95
                --------                             --------
                 699,976     5.51     $    30.56      664,351      $    31.56
                ========                             ========


17.DEFINED CONTRIBUTION RETIREMENT PLAN

     The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may make discretionary matching contributions up to 1% of employee contributions. Company contributions vest ratably over a six-year period. Company matching contributions amounted to $6,214 and $9,721 in 2007 and 2006, respectively.

18.SEGMENT  INFORMATION

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

                                  FOR THE YEAR ENDED DECEMBER  31,
                                                      2007                2006
Information  sales:
CD Rom                                           $   498,366          $  588,977
Online and Channel                                 7,840,003          10,640,492
                                                 -----------          ----------
Total information sales                            8,338,369          11,229,469
                                                 ===========          ==========
Costs  of  Information  sales:
CD Rom                                                48,219              38,965
Online and Channel                                 1,577,157           2,815,529
                                                 -----------          ----------
Total costs of Information sales                   1,625,376           2,854,494
                                                 ===========          ==========

19.SUBSEQUENT EVENTS

None


                        See Independent Auditors Report

                                                                    EXHIBIT 23.5



We consent to the use in this Annual Report on Form 10-KSB of our report dated April 1, 2008 relating to the consolidated financial statement of LocatePLUS Holdings Corporation for the year ended December 31, 2006, which appear in such Annual Report.






--------------------------------
LIVINGSTON AND HAYNES, P.C
Wellesley, Massachusetts
April 1, 2007