Form 10QSB
period 2008-03-31
LOCATEPLUS HOLDINGS CORP
filed 2008-05-14
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
           ---                  WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period ended March 31, 2008
                                    ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                           Outstanding at May 12, 2008
Common, $0.01 par value per share               13,000,294

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS
                                -----------------


                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
        Consolidated condensed balance sheets
          as of March 30, 2008 (un-audited)
          and December 31, 2007 . . . . . . . . . . . . . . . . . .1
        Un-audited consolidated condensed
          statements of operations for the three
           months ended March 30, 2008 and 2007. .. .. .  . . . .. 2
        Un-audited consolidated condensed statements
          of cash flows for the three months
          ended March 30, 2008 and 2007 . . . . . .. .  . . . . . .3
        Notes to un-audited consolidated condensed
          financial statements. . . . . . . . . . . . . . . . . .  4

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Resultsof Operations . . . . . . .9
ITEM 3. Controls and Procedures . . . . . . . . . . . . . . . . . 17

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 17
ITEM 2. Unregistered Sales of Equity Securities and
          Use of Proceeds.. . . . . . . . . . . . . . . . . . . . 17
ITEM 3. Defaults. Upon. Senior. Securities. . . . . . . . . . . . 17
ITEM 4. Submission of Matters to Vote of Security Holders . . . . 17
ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . 17
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 17

SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . . 19

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                     March 30,      DECEMBER 31,
                                                       2008             2007
                                                   (UN-AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $       80,552   $      96,142
  Accounts receivable                                    661,205         721,524
  Prepaid expenses and other current assets              470,255         392,609
                                                  ---------------  --------------
      Total current assets                             1,212,012       1,210,275

Property and equipment, net                            1,105,857       1,278,886
Other assets                                             276,238         284,188
                                                  ---------------  --------------
      Total assets                                $    2,594,107   $   2,773,349
                                                  ===============  ==============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                     1,248,149       1,371,167
  Accrued expenses                                     3,413,337       3,426,840
  Deferred revenue                                       312,730         159,223
  Current portion of capital lease obligation             26,867          37,878
  Current Notes Payable                                  682,476         717,080
  Current Convertible notes payable                      365,106         365,107
                                                  ---------------  --------------
      Total current liabilities                        6,048,665       6,077,295

Long Term notes payable                                    5,841           6,530
Long Term Convertible notes payable                    3,666,516       3,573,477
                                                  ---------------  --------------
      Total liabilities                                9,721,022       9,657,302
                                                  ---------------  --------------
Commitments and contingencies

Stockholders' equity:
   Common Stock , $0.01 par value,
      25,000,000 shares authorized
      13,000,294 shares issued and
      outstanding at March  30, 2008                     119,060         113,977
  Additional paid-in capital                          39,236,992      39,218,416
  Warrants                                             3,640,460       3,692,378
  Impairment on Assets                                  (869,300)       (861,350)
  Accumulated deficit                                (49,254,127)    (49,047,374)
                                                  ---------------  --------------
      Total stockholders' equity                      (7,126,915)     (6,883,953)
                                                  ---------------  --------------
      Total liabilities and stockholders' equity  $    2,594,107   $   2,773,349
                                                  ===============  ==============




The accompanying notes are an integral part of these un-audited consolidated financial statements. See accompanying notes and accountants report.

LOCATEPLUS  HOLDINGS  CORPORATION
UN-AUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS





                                                FOR THE THREE
                                                 MONTHS ENDED
                                                  March 30,
                                            2008             2007
Revenues
   Information Sales - CD Rom          $      124,109   $      114,207
   Information Sales - Online               1,399,261        1,439,237
   Information Sales - Channel                588,036          534,169
   Information Sales - Wireless                 1,819            2,543

                                       --------------   --------------
   Total revenues                           2,113,225        2,090,156
                                       --------------   --------------
Costs and expenses:
   Costs of revenues
      CD Rom                                    6,169            8,241
      Online and Channel                      341,491          433,780
   Selling and marketing                      368,703          450,178
   General and administrative               1,338,566        1,584,225
   Severance Expense                                -          250,000
   Research and development                    37,831           49,538
                                       --------------   --------------
      Total operating expenses              2,092,760        2,775,962
                                       --------------   --------------
Operating income (loss)                        20,465         (685,806)

Other income (expense):
   Interest income                                  -                -
   Interest expense                          (228,775)        (136,799)
   Other income                                 1,558            3,424
   Finance Related Expenses                         -       (2,490,643)
                                       --------------   --------------
Net loss                               $     (206,752)  $   (3,309,824)
                                       ==============   ==============

Basic and diluted net loss per share           ($0.01)          ($0.40)

Shares used in computing basic
and diluted net loss per share             11,821,501        8,173,221

The accompanying notes are an integral part of these un-audited consolidated financial statements. See accompanying notes and accountants report.

UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



LOCATEPLUS HOLDINGS CORPORATION


                                               FOR THE THREE MONTHS ENDED
                                                      March 30,
                                                  2008           2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         (206,752)       (425,700)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
        of property and equipment                  174,260         272,294
      Provision for doubtful accounts              (47,750)         19,948
      Interest expense related to warrants
        issued with debt                            74,585         92,758
      Services performed in
        exchange for stock                               -         89,650
      Stock Based Compensation                       6,559         25,226
      Amortization of intangible assets                  -          3,416
      Changes in assets and liabilities:
        Accounts receivable                        108,069        409,657
        Prepaid expenses and other assets          (77,646)      (261,759)
        Accounts payable                          (123,021)      (183,538)
        Accrued expenses                           (13,502)      (135,453)
        Deferred revenue                           153,507          7,226
        Security deposits                                -              -
                                              ------------   -------------
          Net cash used in operating
            activities                              48,309        (86,275)
                                              ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment           (1,231)       (79,000)
                                              ------------   -------------
          Net cash provided by (used in)
            investing activities                    (1,231)       (79,000)
                                              ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                            (51,658)      (651,290)
      Proceeds from issuance of debt                     -        500,000
      Payments of obligations under
         capital lease                             (11,010)       (57,894)
                                              ------------   -------------
          Net cash provided by financing
            activities                             (62,668)      (209,184)
                                              ------------   -------------
Net (decrease) increase in cash and
     cash equivalents                              (15,590)      (374,459)

Cash and cash equivalents,
    beginning of period                             96,142        610,736
                                              ------------   ------------
Cash and cash equivalents, end of period            80,552        236,277
                                              ============   ============


The accompanying notes are an integral part of these un-audited consolidated financial statements. See accompanying notes and accountants report.
                                        3

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

UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2008 and the results of operations and cash flows for the three months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, which are contained in LocatePLUS Holdings Corporation's Annual Report filed on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2008.

LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the three months ended March 31, 2008. In addition, the Company has incurred an accumulated deficit of approximately $49 million through March 31, 2008. The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

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

Under the Purchase Agreement, we also issued to Cornell five-year warrants in six separate series as follows:
     A Warrants to purchase 2,384,814 shares of common stock at $0.314 per share B Warrants to purchase 2,186,079 shares of common stock at $0.343 per share C Warrants to purchase 2,017,919 shares of common stock at $0.372 per share D Warrants to purchase 1,748,863 shares of common stock at $0.429 per share

     E Warrants to purchase 1,499,026 shares of common stock at $0.50 per share; F Warrants to purchase 1,500,000 shares of common stock at $0.01 per share.


2.     OTHER  ASSETS

Other  assets  consist  of  the  following  at  March  31,  2008:

    Restricted trading securities     $  5,700
    Security deposits                   99,092
    Other Non-Current Assets           171,446
                                      --------
    Total                            $ 276,238
                                      ========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At March 31, 2008, the 10-day trailing average closing price was $0.038 per share, or the value of the shares was $7,600. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $869,300 and the adjusted carrying value is now $5,700.

3.     STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement was $6,659 and $19,142 for the three months ended March 31, 2008 and 2007 respectively.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended March 31, 2008 and March 31, 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                     FOR THE THREE MONTHS ENDED
                                     ==========================
                                                 MARCH
                                            2008        2007
                                          -------    -------
  Expected life                          6 years     6 years
                                          ------     -------
  Volatility                                 33%         31%
  Risk free interest rate                  4.54%       4.86%
  Dividend yields                             -           -
  Weighted-average fair value of
    options granted during the period         -            -

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2008 and 2007, expected stock price volatility is based on a combination of historical volatility of the Company's stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

4.     NOTES  PAYABLE

Convertible promissory note, due on demand that bears interest at the rate of 12% per annum. The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder's option. The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at March 31, 2008 is $90,134. In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. The remaining debt is due in 2008.

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

Under the Purchase Agreement, we also issued to Cornell five-year warrants in six separate series as follows:

     A Warrants to purchase 2,384,814 shares of common stock at $0.314 per share B Warrants to purchase 2,186,079 shares of common stock at $0.343 per share C Warrants to purchase 2,017,919 shares of common stock at $0.372 per share D Warrants to purchase 1,748,863 shares of common stock at $0.429 per share E Warrants to purchase 1,499,026 shares of common stock at $0.50 per share; F Warrants to purchase 1,500,000 shares of common stock at $0.01 per share.

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




                                   FOR THE THREE MONTHS ENDED
                                           March 30,
                                     2008             2007
Reportable segment sales:
   CD Rom                       $       124,109  $      114,207
   Online and Channel                 1,987,297       1,973,406
                                ---------------  --------------
Total Reportable segment sales  $     2,111,406  $    2,087,613
                                ===============  ==============

Costs of segment sales:
   CD Rom                                 6,169           8,241
   Online and Channel                   341,491         433,780
                                ---------------  --------------
Total costs of reportable
  segment sales                 $       347,660  $      442,021
                                ===============  ==============


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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the three months ended March 31, 2008 and 2007, we recorded $341,491 and $433,780 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through March 31, 2008. As of March 31, 2008, we had gross notes payable (current and long-term) totaling $5,181,315.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $200,000 during the three months ended March 31, 2008 and $3.3 million during the three months ended March 31, 2007. Our accumulated deficit as of March 31, 2008 was approximately $49 million.

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

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Future minimum payments under our non-cancelable operating leases total $1,935,957.

CAPITAL  LEASES

     Through March 31, 2008, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2008. Future minimum lease payments under our non-cancelable capital leases total $26,867.

LICENSE AGREEMENTS

     The following represents the contractual obligation and commercial commitments as of March 31, 2008.

                                        LESS THAN          1-3
CONTRACTUAL OBLIGATIONS       TOTAL       1 YEAR          YEARS
                         -----------   ------------   -----------
Long-Term
  Debt including
  current portion        $ 5,198,314   $  1,292,474   $ 3,905,840
Capital Leases                26,867         26,867             -
Operating Leases           1,935,957        482,887     1,453,070
License Agreements           260,000        210,000        50,000
                         -----------   ------------   -----------
    Total                $ 7,421,138   $  2,012,228   $ 5,408,910
                         ===========   ============   ===========

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

OFF-BALANCE-SHEET ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended March 31, 2008, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

During the three months ended March 31, 2008, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the three months ended March 31, 2008

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

REPORTS  ON  FORM  8-K

On January 7, 2008, we filed a Form 8-K and reported under item 2.04 that by letter received December 11, 2007, dated December 6, 2007 ( the "Notice Letter"), YA Global Investments, L.P., (formerly known as Cornell Capital Partners, L.P.) notified the Company of certain Events of Default under the Secured Convertible Debenture dated March 20, 2007 of the Company (the "Debenture").

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


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)


SIGNATURE                     TITLE                         DATE
--------------------------    ------------------------      -----------------

 /s/ James C. Fields
James C. Fields               President and                 May 12, 2008
                              Chief Executive Officer