Form 10KSB/A
period 2007-12-31
LOCATEPLUS HOLDINGS CORP
filed 2008-07-29
CIK 1160084

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A  -  CONTROLS  AND  PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principle

During 2007, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. These weaknesses have lead management to conclude that disclosure controls and procedures are not effective for the twelve months ended December 31, 2007. To remediate the internal controls does not require additional material costs

During the twelve months ended December 31, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process

     There were no changes in our internal controls over financial reporting that occurred during the quarter ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



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