Form 10-Q
period 2008-08-14
LOCATEPLUS HOLDINGS CORP
filed 2008-08-15
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
           ---                  WASHINGTON, D.C. 20549

                                   FORM 10Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period ended June 30, 2008
                                    ------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
      Large accelerated filer []            Accelerated filer []
      Non-accelerated filer   []            Smaller reporting company [X]


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                           Outstanding at July 31, 2008
Common, $0.01 par value per share               18,748,450

                                TABLE OF CONTENTS
                                -----------------


                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
        Consolidated condensed balance sheets
          as of June 30, 2008 (un-audited)
          and December 31, 2007 . . . . . . . . . . . . . . . . . .1
        Un-audited consolidated condensed
          statements of operations for the three
           months ended June 30, 2008 and 2007. .. .. .  . . .  .. 2
        Un-audited consolidated condensed statements
          of cash flows for the three months
          ended June 30, 2008 and 2007 . . . . . .. .  . . . . .  .3
        Notes to un-audited consolidated condensed
          financial statements. . . . . . . . . . . . . . . . . .  4

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Resultsof Operations . . . . . . .9
ITEM 3. Quantitative and Qualitative Disclosures
         about Market Risk . . . . . . . . . . . . . . . . .. . . 17
ITEM 4. Controls and Procedures . . . . . . . . . . . . . . . . . 17

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 18
ITEM 2. Unregistered Sales of Equity Securities and
          Use of Proceeds.. . . . . . . . . . . . . . . . . . . . 18
ITEM 3. Defaults. Upon. Senior. Securities. . . . . . . . . . . . 18
ITEM 4. Submission of Matters to Vote of Security Holders . . . . 18
ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . 18
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 18

SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . . 20

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      June 30,      DECEMBER 31,
                                                       2008             2007
                                                   (UN-AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $      (21,905)   $     96,142
  Accounts receivable                                    699,850         721,524
  Prepaid expenses and other current assets              445,012         392,609
                                                  ---------------  -------------
      Total current assets                             1,122,957       1,210,275

Property and equipment, net                              962,835       1,278,886
Other assets                                             274,288         284,188
                                                  ---------------  -------------
      Total assets                                $    2,360,080   $   2,773,349
                                                  ===============  =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                     1,219,815       1,371,167
  Accrued expenses                                     3,341,256       3,426,840
  Deferred revenue                                       286,406         159,223
  Current portion of capital lease obligation             15,672          37,878
  Current Notes Payable                                  638,602         717,080
  Current Convertible notes payable                    2,484,945         365,107
                                                  ---------------  -------------
      Total current liabilities                        7,986,696       6,077,295

Long Term notes payable                                1,501,698           6,530
Long Term Convertible notes payable                            -       3,573,477
                                                  ---------------  -------------
      Total liabilities                                9,488,394       9,657,302
                                                  ---------------  -------------
Commitments and contingencies

Stockholders' equity:
   Common Stock , $0.01 par value,
      25,000,000 shares authorized
      15,474,768 shares issued and
      outstanding at June  30, 2008                      154,748         113,977
  Additional paid-in capital                          39,316,135      39,218,416
  Warrants                                             3,633,529       3,692,378
  Impairment on Assets                                 (871,250)       (861,350)
  Accumulated deficit                               (49,361,476)    (49,047,374)
                                                 ---------------  --------------
      Total stockholders' equity                     (7,128,314)     (6,883,953)
                                                 ---------------  --------------
      Total liabilities and stockholders' equity  $    2,360,080   $   2,773,349
                                                  ===============  =============




The accompanying notes are an integral part of these un-audited consolidated interim financial statements. See accompanying notes and accountants report.

LOCATEPLUS  HOLDINGS  CORPORATION
UN-AUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS





                                                FOR THE THREE                    FOR THE SIX
                                                MONTHS ENDED                     MONTHS ENDED
                                                  June 30,                          June 30,
                                            2008             2007            2008           2007
Revenues
   Information Sales - CD Rom          $      97,666   $       140,242   $   221,775   $   254,449
   Information Sales - Online               1,475,040        1,448,590     2,874,302     2,887,827
   Information Sales - Channel                528,463          475,168     1,116,499     1,009,338
   Information Sales - Wireless                 1,599            2,264         3,418         4,807
                                                                     -                           -
                                       --------------   --------------   -----------   -----------
   Total revenues                           2,102,768        2,066,265     4,215,994     4,156,421
                                       --------------   --------------   -----------   -----------
Costs and expenses:
   Costs of revenues
      CD Rom                                   24,014            5,592        30,183        13,832
      Online and Channel                      339,167          378,479       680,657       812,259
      Wireless                                      -                -             -             -
      Engineering                                   -                -             -             -
   Selling and marketing                      393,201          319,470       761,905       769,647
   General and administrative               1,293,560        1,448,178     2,632,127     3,032,404
   Severance Expense                                -                -             -       250,000
   Research and development                    25,329           29,852        63,160        79,390
                                       --------------   --------------   -----------   -----------
      Total operating expenses              2,075,271        2,181,570     4,168,032     4,957,532
                                       --------------   --------------   -----------   -----------
Operating income (loss)                        27,497        (115,306)         47,962     (801,111)

Other income (expense):
   Interest income                                  -                -             -        48,383
   Interest expense                          (138,825)        (322,042)     (367,600)     (325,035)
   Other income                                 3,978            1,340         5,537         7,481
   Finance Related Expenses                         -         (537,900)            -    (2,894,068)
                                       --------------   --------------   -----------   -----------
Net loss                               $     (107,350)  $     (622,039)    $(314,101)  $(3,964,350)
                                       ==============   ==============   ===========   ===========

Basic and diluted net loss per share           ($0.01)          ($0.08)       ($0.02)       ($0.48)

Shares used in computing basic
and diluted net loss per share             13,612,265        8,335,057     12,716,883    8,254,139

The accompanying notes are an integral part of these un-audited consolidated interim financial statements.

UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



LOCATEPLUS HOLDINGS CORPORATION


                                               FOR THE THREE MONTHS ENDED
                                                      June 30,
                                                  2008           2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         (314,101)     (3,964,349)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
        of property and equipment                  317,281        366,650
      Provision for doubtful accounts              (60,350)       (41,819)
      Interest expense related to warrants
        issued with debt                           135,818      2,438,708
      Services performed in
        exchange for stock                               -         87,391
      Stock Based Compensation                       6,659         38,284
      Amortization of intangible assets                  -              -
      Changes in assets and liabilities:
        Accounts receivable                         82,024       (146,593)
        Prepaid expenses and other assets          (52,403)      (300,928)
        Accounts payable                          (151,352)      (408,270)
        Accrued expenses                           (85,584)       713,962
        Deferred revenue                           127,183          9,144
        Security deposits                                -        (28,125)
                                              ------------   -------------
          Net cash used in operating
            activities                               5,175     (1,235,945)
                                              ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Principal repayment of receivable                  -         41,617
      Purchases of property and equipment           (1,231)        (1,673)
                                              ------------   -------------
          Net cash provided by (used in)
            investing activities                    (1,231)        39,944
                                              ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                            (99,785)    (1,577,918)
      Proceeds from issuance of debt                     -      2,780,000
      Payments of obligations under
         capital lease                             (22,206)       (32,530)
                                              ------------   -------------
          Net cash provided by financing
            activities                            (121,991)     1,169,553
                                              ------------   -------------
Net (decrease) increase in cash and
     cash equivalents                             (118,047)       (26,449)

Cash and cash equivalents,
    beginning of period                             96,142         29,822
                                              ------------   ------------
Cash and cash equivalents, end of period          (21,905)          3,373
                                              ============   ============


The accompanying notes are an integral part of these un-audited consolidated interim financial statements. See accompanying notes and accountants report.
                                        3

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

UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2008 and the results of operations and cash flows for the six months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

LIQUIDITY  AND  OPERATIONS
     The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the six months ended June 30, 2008. In addition, the Company has incurred an accumulated deficit of approximately $49 million through June 30, 2008. The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

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


2.     OTHER  ASSETS

Other  assets  consist  of  the  following  at  June  30,  2008:

    Restricted trading securities     $  3,750
    Security deposits                   91,881
    Other Non-Current Assets           178,657
                                      --------
    Total                            $ 274,288
                                      ========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At June 30, 2008, the 10-day trailing average closing price was $0.025 per share, or the value of the shares was $5,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $871,250 and the adjusted carrying value is now $3,750.

3.     STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement was $6,659 and $38,824 for the six months ended June 30, 2008 and 2007 respectively.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended June 30, 2008 and June 30, 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                     FOR THE THREE MONTHS ENDED
                                     ==========================
                                                 JUNE
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

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at June 30, 2008 is $42,734. In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. The remaining debt is due in 2008.

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

On December 11, 2007, the Company received a letter dated December 6, 2007 ( the "Notice Letter"), from YA Global Investments, L.P., (formerly known as Cornell Capital Partners, L.P.) notifying the Company of certain Events of Default under the Secured Convertible Debenture dated March 20, 2007 of the Company (the "Debenture"). As a result of this default, the entire note has been re-classified as short term. The Company expects to cure this default through the conversion of debt into equity which will require an increased in the authorized shares in the Company. It is anticipated the shareholders will approve this increase at its annual meeting to be held on September 15, 2008

5.     LEGAL PROCEEDINGS

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



                                    FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                            June 30,                         June 30,
                                     2008             2007            2008            2007
                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Reportable segment sales:
   CD Rom                       $        97,666  $      140,242  $      221,775  $      254,449
   Online and Channel                 2,003,503       1,923,758       3,990,801       3,897,165
                                ---------------  --------------  --------------  --------------
Total Reportable segment sales  $     2,101,169  $    2,064,000  $    4,212,576  $    4,151,614
                                ===============  ==============  ==============  ==============

Costs of segment sales:
   CD Rom                                24,014           5,592          30,183          13,832
   Online and Channel                   339,167         378,479         680,657         812,259
                                ---------------  --------------  --------------  --------------
Total costs of reportable
  segment sales                 $       363,181  $      384,071  $      710,840  $      826,091
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

     Although. our. products. consist primarily of publicly available - and therefore non-proprietary - information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently. In addition, our LocatePLUS product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual.

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

     On March 23, 2007, the Board accepted the resignation of its current Presidentand Chief Executive Officer, Jon Latorella. Mr. Latorella will remain on as Chairman of the Board.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the six months ended June 30, 2008 and 2007, we recorded $680,657 and $812,259 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through June 30, 2008. As of June 30, 2008, we had gross notes payable (current and long-term) totaling $5,025,398.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $300,000 during the six months ended June 30, 2008 and $3.9 million during the three months ended June 30, 2007. Our accumulated deficit as of June 30, 2008 was approximately $49.3 million.

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


     THREE  MONTHS  ENDED  JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30,
2007

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $97,666 for the three months ended June 30, 2008 from $140,242 for the three months ended June 30, 2007, a decrease of 30%. Revenues from our Internet-based products increased to $1,475,040 for the three months ended June 30, 2008, as compared to $1,448,590 for the three months ended June 30, 2007, an increase of 2%. Revenue from channel partners increased to $528,463 from $475,168 an increase of 11%. Revenues from our wireless product, LocatePLUS AnyWhere , were $1,599 during the three months ended June 30, 2008 as compared to $2,264 during the three months ended June 30, 2007, a decrease of 29%.

     Costs of revenues. For the three months ended June 30, 2008, costs of revenues for Worldwide InformationTM were $24,014 as compared to $5,592 for the three months ended June 30, 2007, an increase of 330%. For the three months ended June 30, 2008, our costs of revenues associated with LocatePLUS online and channel were $339,167 as compared to $343,208 for the three months ended June 30, 2007, a decrease of 1%.

     Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2008 were $393,201 as compared to $319,470 for the three months ended June 30, 2007, an increase of 23%. The primary reason for the increase is due to the expansion and hiring of additional sales and marketing personnel.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2008 were $1,293,560 as compared to $1,448,178 for the three months ended June 30, 2007, a decrease of 11%.

     Research and Development expenses. Research and development expenses for the three months ended June 30, 2008 were $25,329 as compared to $29,852 for the three months ended June 30, 2007, a decrease of 15%. This decrease is attributable to downsizing of personnel.

     Severance expense. For the three months ended June 30, 2008, no severance expense was recorded. Severance expense for the three months ended June 30, 2007 was $250,000, this expense was attributable to the resignation of Jon Latorella, the President and Chief Executive Officer. As part of this resignation, Mr. Latorella received a one-time severance of $250,000.

Interest income. No interest income was recorded for the three months ended June 30, 2008. Interest income for the three month ended June 30, 2007 totaled $48,383.

     Interest expense. Interest expense decreased to $138,825 for the three months ended June 30, 2008, from $188,236 for the three months ended June 30, 2007, a decrease of 26%. This expense is primarily attributable to interest payments being made on certain notes payable.

     Other Income. Other income decreased to $3,978 for the three months ended June 30, 2008, down from other income of $4,058 for the three months ended June 30, 2007, a decrease of 26%.

     Financing Related Expenses. During the three months ended June 30, 2008, no financing related expenses were recorded. During the three months ended June 30, 2007, we recorded financing expenses related to registration rights in the amount of $403,425. This was related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement.

     SIX  MONTHS  ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $221,775 for the six months ended June 30, 2008 from $254,449 for the six months ended June 30, 2007, a decrease of 13%. Revenues from our Internet-based products decreased to $2,874,302 for the six months ended June 30, 2008, as compared to $2,887,827 for the six months ended June 30, 2007, a decrease of less than 1%. Revenue from channel partners increased to $1,116,499 from $1,009,338, an increase of 11%. Revenues from our wireless product, LocatePLUS AnyWhere , were $3,418 during the six months ended June 30, 2008 as compared to $4,807 during the six months ended June 30, 2007, a decrease of 29%.

     Costs of revenues. For the six months ended June 30, 2008, costs of revenues for Worldwide InformationTM were $30,183 as compared to $13,832 for the six months ended June 30, 2007, an increase of 118%. For the six months ended June 30, 2008, our costs of revenues associated with LocatePLUS online and channel were $680,657 as compared to $776,988 for the six months ended June 30, 2007, a decrease of 12%.

     Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2008 were $761,905 as compared to $769,647 for the six months ended June 30, 2007, a decrease of 1%.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2008 were $2,632,127 as compared to $3,032,405 for the six months ended June 30, 2007, a decrease of 13%.

     Research and Development expenses. Research and development expenses for the six months ended June 30, 2008 were $63,160 as compared to $79,390 for the six months ended June 30, 2007, a decrease of 20%. This decrease is attributable to downsizing of personnel.

     Severance expense. For the six months ended June 30, 2008, no severance expense was recorded. Severance expense for the six months ended June 30, 2007 was $250,000, this expense was attributable to the resignation of Jon Latorella, the President and Chief Executive Officer. As part of this resignation, Mr. Latorella received a one-time severance of $250,000.

     Interest income. No interest income was recorded for the six months ended June 30, 2008. Interest income for the six months ended June 30, 2007 totaled $48,383.

     Interest expense. Interest expense increased to $367,600 for the six months ended June 30, 2008, from $325,035 for the six months ended June 30, 2007, an increase of 13%. This expense is primarily attributable to interest payments being made on certain notes payable.

     Other Income. Other income decreased to $5,537 for the six months ended June 30, 2008, down from other income of $7,481 for the six months ended June 30, 2007, a decrease of 26%.

     Financing Related Expenses. During the six months ended June 30, 2008, no financing related expenses were recorded. During the six months ended June 30, 2007, we recorded financing expenses related to registration rights in the amount of $2,894,068. Approximately $400 thousand of this was related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As  of  June  30,  2008,  our cash and cash equivalents totaled $ (21,905).


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

     All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share. As part of ouragreement with these investors, we have agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock. If our stockholders approve these measures, the notes will automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well. As there are currently no unissued shares of our Class A Voting Common Stock that are not otherwise reserved for issuance, we anticipate that these notes and warrants will be exercisable for shares of either our Class B Non-Voting Common Stock or the newly created class of common stock, if approved. Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share. The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances. In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements. On November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock. On December 12, 2005, we completed the plan of recapitalization which triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new common stock.

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

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Future minimum payments under our non-cancelable operating leases total $1,800,353.

CAPITAL  LEASES

     Through June 30, 2008, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2008. Future minimum lease payments under our non-cancelable capital leases total $15,305.

LICENSE AGREEMENTS

     The following represents the contractual obligation and commercial commitments as of June 30, 2008.

                                        LESS THAN          1-3
CONTRACTUAL OBLIGATIONS       TOTAL       1 YEAR          YEARS
                         -----------   ------------   -----------
Long-Term
  Debt including
  current portion        $ 5,025,398   $  1,248,600   $ 3,776,798
Capital Leases                15,305         15,305             -
Operating Leases           1,800,353        512,653     1,287,700
License Agreements           147,500        147,500             -
                         -----------   ------------   -----------
    Total                $ 7,421,138   $  2,012,228   $ 5,064,498
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

OFF-BALANCE-SHEET ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended June 30, 2008, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or hold securities or other financial market instruments as a regular part of our business. We conduct our business in US dollars. Our market risk is limited to domestic economic and regulatory factors

ITEM 4.  CONTROLS AND PROCEDURES

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

During the six months ended June 30, 2008, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     We have not presented any matters to our stockholders for approval during the six months ended June 30, 2008

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

REPORTS  ON  FORM  8-K

On June 2, 2008, we filed a Form 8-K and reported under item 1.01 that the Board of Directors has entered into an employment agreement with James C. Fields, its
current President and Chief Executive Officer.   Additionally, we reported under
item 5.02 that the Board of Directors had elected two new members to the Board.

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


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)


SIGNATURE                     TITLE                         DATE
--------------------------    ------------------------      -----------------

 /s/ James C. Fields
James C. Fields               President and                 August 15, 2008
                              Chief Executive Officer