Form 10KSB/A
period 2007-12-31
LOCATEPLUS HOLDINGS CORP
filed 2008-11-13
CIK 1160084

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A  -  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure

Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

    1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

    2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

    3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management, including the Chief Financial Officer and Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO).

Based on our evaluation for the period ended December 31, 2007, James C. Fields, our Chief Executive Officer and Chief Financial Officer, has concluded that at the end of this reporting period we have identified matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time.

The material weakness relate to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Based on the evaluation performed, disclosure controls and procedures were not effective for the twelve months ended December 31, 2007.

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

Following the twelve months ended December 31, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process over the next twelve months



                                    PART III

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