Form 10-Q
period 2008-09-30
LOCATEPLUS HOLDINGS CORP
filed 2008-11-17
CIK 1160084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
           ---                  WASHINGTON, D.C. 20549

                                   FORM 10Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period ended September 30, 2008
                                    ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                           Outstanding at November 7, 2008
Common, $0.01 par value per share               21,977,310

                                TABLE OF CONTENTS
                                -----------------


                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
        Consolidated condensed balance sheets
          as of September 30, 2008 (un-audited)
          and December 31, 2007 . . . . . . . . . . . . . . . . . .1
        Un-audited consolidated condensed
          statements of operations for the three and nine
           months ended September 30, 2008 and 2007. .. . . . .. 2 Un-audited consolidated condensed statements of cash flows for the three months
          ended September 30, 2008 and 2007 . . . . . .. . . . .  .3
        Notes to un-audited consolidated condensed
          financial statements. . . . . . . . . . . . . . . . . .  4

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Resultsof Operations . . . . . . .9
ITEM 3. Quantitative and Qualitative Disclosures
         about Market Risk . . . . . . . . . . . . . . . . .. . . 17
ITEM 4. Controls and Procedures . . . . . . . . . . . . . . . . . 17

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 18
ITEM 2. Unregistered Sales of Equity Securities and
          Use of Proceeds.. . . . . . . . . . . . . . . . . . . . 18
ITEM 3. Defaults. Upon. Senior. Securities. . . . . . . . . . . . 18
ITEM 4. Submission of Matters to Vote of Security Holders . . . . 18
ITEM 5. Other Information . . . . . . . . . . . . . . . . . . . . 19
ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 19

SIGNATURES AND CERTIFICATION. . . . . . . . . . . . . . . . . . . 20

PART I .  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




LOCATEPLUS HOLDINGS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    September 30,   DECEMBER 31,
                                                       2008             2007
                                                   (UN-AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $      129,134   $     96,142
  Accounts receivable                                    605,031         721,524
  Prepaid expenses and other current assets              367,251         392,609
                                                  ---------------  -------------
      Total current assets                             1,101,416       1,210,275

Property and equipment, net                              827,759       1,278,886
Other assets                                             272,338         284,188
                                                  ---------------  -------------
      Total assets                                $    2,201,513   $   2,773,349
                                                  ===============  =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                     1,155,698       1,371,167
  Accrued expenses                                     3,376,360       3,426,840
  Deferred revenue                                       180,443         159,223
  Current portion of capital lease obligation              4,288          37,878
  Current Notes Payable                                  608,584         717,080
  Current Convertible notes payable                    2,514,070         365,107
                                                  ---------------  -------------
      Total current liabilities                        7,839,443       6,077,295

Long Term notes payable                                1,500,980           6,530
Long Term Convertible notes payable                            -       3,573,477
                                                  ---------------  -------------
      Total liabilities                                9,340,423       9,657,302
                                                  ---------------  -------------
Commitments and contingencies

Stockholders' equity:
   Common Stock , $0.01 par value,
      25,000,000 shares authorized
      19,475,217 shares issued and
      outstanding at September  30, 2008                 194,752         113,977
  Additional paid-in capital                          39,368,379      39,218,416
  Warrants                                             3,627,194       3,692,378
  Impairment on Assets                                 (873,200)       (861,350)
  Accumulated deficit                               (49,456,035)    (49,047,374)
                                                 ---------------  --------------
      Total stockholders' equity                     (7,138,910)     (6,883,953)
                                                 ---------------  --------------
      Total liabilities and stockholders' equity  $    2,201,513   $   2,773,349
                                                  ===============  =============




The accompanying notes are an integral part of these un-audited consolidated interim financial statements. See accompanying notes and accountants report.

LOCATEPLUS  HOLDINGS  CORPORATION
UN-AUDITED  CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS





                                                FOR THE THREE                    FOR THE NINE
                                                MONTHS ENDED                     MONTHS ENDED
                                                September 30,                    September 30,
                                            2008             2007            2008           2007
Revenues
   Information Sales - CD Rom          $      134,253  $       140,121   $   356,028   $   394,570
   Information Sales - Online               1,428,010        1,353,538     4,302,311     4,241,366
   Information Sales - Channel                554,903          618,079     1,671,402     1,627,417
   Information Sales - Wireless                 1,439            2,513         4,858         7,320
                                                                     -                           -
                                       --------------   --------------   -----------   -----------
   Total revenues                           2,118,605        2,114,251     6,334,599     6,270,673
                                       --------------   --------------   -----------   -----------
Costs and expenses:
   Costs of revenues
      CD Rom                                    8,440           16,548        38,623        30,381
      Online and Channel                      372,532          424,699     1,053,189     1,236,958
      Wireless                                      -                -             -             -
      Engineering                                   -                -             -             -
   Selling and marketing                      420,945          358,751     1,182,850     1,128,399
   General and administrative               1,213,056        1,439,767     3,845,183     4,472,172
   Severance Expense                                -                -             -       250,000
   Research and development                    48,531           17,884       111,690        97,274
                                       --------------   --------------   -----------   -----------
      Total operating expenses              2,063,504        2,257,649     6,231,535     7,215,184
                                       --------------   --------------   -----------   -----------
Operating income (loss)                        55,101        (143,398)       103,064      (944,511)

Other income (expense):
   Interest income                                  -                -             -        48,383
   Interest expense                          (150,516)        (120,223)     (518,116)     (445,258)
   Other income                                   855            2,226         6,392         9,708
   Finance Related Expenses                         -         (271,025)            -    (3,165,093)
                                       --------------   --------------   -----------   -----------
Net loss                               $      (94,560)  $     (532,420)    $(408,660)  $(4,496,771)
                                       ==============   ==============   ===========   ===========

Basic and diluted net loss per share         ($0.005)          ($0.053)      ($0.028)      ($0.507)

Shares used in computing basic
and diluted net loss per share            20,598,586        10,076,593    14,464,767     8,861,624

The accompanying notes are an integral part of these un-audited consolidated interim financial statements.

UN-AUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



LOCATEPLUS HOLDINGS CORPORATION


                                               FOR THE NINE MONTHS ENDED
                                                     September 30,
                                                  2008           2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          (408,660)    (4,496,771)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization
        of property and equipment                  452,358        548,478
      Provision for doubtful accounts              (56,369)       (10,162)
      Interest expense related to warrants
        issued with debt                           197,051      2,414,687
      Services performed in
        exchange for stock                               -        200,441
      Stock Based Compensation                      42,977         57,426
      Amortization of intangible assets                  -              -
      Changes in assets and liabilities:
        Accounts receivable                        172,861       (242,632)
        Prepaid expenses and other assets           25,358       (237,996)
        Accounts payable                          (215,469)      (336,122)
        Accrued expenses                           (50,479)       843,905
        Deferred revenue                            21,220          2,124
        Security deposits                                -        116,875
                                              ------------   -------------
          Net cash used in operating
            activities                             180,848     (1,139,747)
                                              ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Principal repayment of receivable                  -         41,617
      Purchases of property and equipment           (1,231)       (12,311)
                                              ------------   -------------
          Net cash provided by (used in)
            investing activities                    (1,231)        29,306
                                              ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                           (113,035)    (1,581,934)
      Proceeds from issuance of debt                     -      2,780,000
      Payments of obligations under
         capital lease                             (33,590)       (43,239)
                                              ------------   -------------
          Net cash provided by financing
            activities                            (146,625)     1,154,827
                                              ------------   -------------
Net (decrease) increase in cash and
     cash equivalents                               32,992         44,386

Cash and cash equivalents,
    beginning of period                             96,142         29,822
                                              ------------   ------------
Cash and cash equivalents, end of period           129,134         74,208
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

UN-AUDITED  INTERIM  FINANCIAL  STATEMENTS
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation's annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2008 and the results of operations and cash flows for the six months then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

LIQUIDITY  AND  OPERATIONS
The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses in each of the last two years as well as during the nine months ended September 30, 2008. In addition, the Company has incurred an accumulated deficit of approximately $49 million through September 30, 2008. The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively. The ultimate success of the Company is still dependent upon its ability to secure additional financing to meet its working capital and ongoing project development needs.

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

2.     OTHER  ASSETS

Other  assets  consist  of  the  following  at  September  30,  2008:

    Restricted trading securities     $  1,800
    Security deposits                   91,881
    Other Non-Current Assets           178,657
                                      --------
    Total                            $ 272,338
                                      ========

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV. These shares were acquired as part of an agreement to provide service and data to DEH. The service and data was valued at $875,000. At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000. Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service. At September 30, 2008, the 10-day trailing average closing price was $0.012 per share, or the value of the shares was $2,400. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount. The company recorded an impairment of $873,200 and the adjusted carrying value is now $1,800.

3.     STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the income statement was $19,997 and $57,426 for the nine months ended September 30, 2008 and 2007 respectively.

     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton ("BSM") option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the nine-month periods ended September 30, 2008 and September 30, 2007 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

                                     FOR THE THREE MONTHS ENDED
                                     ==========================
                                               SEPTEMBER
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

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum. The balance of this debt at September 30, 2008 is $13,574. In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. The remaining debt is due in 2008.

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



                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                          September 30,                   September 30,
                                     2008             2007            2008            2007
                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Reportable segment sales:
   CD Rom                       $       134,253  $      140,121  $      356,028  $      394,570
   Online and Channel                 1,982,913       1,971,617       5,973,713       5,868,783
                                ---------------  --------------  --------------  --------------
Total Reportable segment sales  $     2,117,166  $    2,111,738  $    6,329,741  $    6,263,353
                                ===============  ==============  ==============  ==============

Costs of segment sales:
   CD Rom                                 8,440          16,548          38,623          30,381
   Online and Channel                   372,532         424,699       1,053,189       1,236,958
                                ---------------  --------------  --------------  --------------
Total costs of reportable
  segment sales                 $       380,972  $      441,247  $    1,091,812  $    1,267,339
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

On August 14, 2008, the Board announced that Mr. Latorella stepped down as Chairman and that it had appointed James C. Fields, its current President and Chief Executive Officer as Chairman.

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

     Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design. We obtain our data from multiple sources and we have entered into various license agreements with related data providers. In the nine months ended September 30, 2008 and 2007, we recorded $1,053,189 and $1,236,958 respectively, in costs related to these agreements. In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

     Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable. Interest expense is primarily attributable to various notes issued through September 30, 2008. As of September 30, 2008, we had gross notes payable (current and long-term) totaling $4,960,604.

     We have incurred significant net losses since our inception. We incurred net losses of approximately $400,000 during the nine months ended September 30, 2008 and $94,000 during the three months ended September 30, 2008. Our accumulated deficit as of September 30, 2008 was approximately $49.4 million.

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

     THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $134,253 for the three months ended September 30, 2008 from $140,121 for the three months ended September 30, 2007, a decrease of 4%. Revenues from our Internet-based products increased to $1,428,010 for the three months ended September 30, 2008, as compared to $1,353,538 for the three months ended September 30, 2007, an increase of 5%. Revenue from channel partners decreased to $554,903 from $618,079 a decrease of 10%. Revenues from our wireless product, LocatePLUS AnyWhere , were $1,439 during the three months ended September 30, 2008 as compared to $2,513 during the three months ended September 30, 2007, a decrease of 43%.

     Costs of revenues. For the three months ended September 30, 2008, costs of revenues for Worldwide InformationTM were $8,440 as compared to $16,548 for the three months ended September 30, 2007, a decrease of 49%. This decrease is primarily because certain data sets are only available for purchase on a monthly or quarterly basis and therefore the expense for these data sets are recognized when data becomes available from vendors. For the three months ended September 30, 2008, our costs of revenues associated with LocatePLUS online and channel were $372,532 as compared to $424,699 for the three months ended September 30, 2007, a decrease of 12%.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2008 were $420,945 as compared to $358,751 for the three months ended September 30, 2007, an increase of 17%. The primary reason for the increase is due to the expansion and hiring of additional sales and marketing personnel as well as an increased presence at local and national trade shows.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2008 were $1,213,056 as compared to $1,439,767 for the three months ended September 30, 2007, a decrease of 16%. This decrease is attributable to a greater awareness of expenses and the downsizing of personnel.

     Research and Development expenses. Research and development expenses for the three months ended September 30, 2008 were $48,531 as compared to $17,884 for the three months ended September 30, 2007, an increase of 171%. This increase is attributable to the expensing of certain prepaid assets during the third quarter.

Severance expense. For the three months ended September 30, 2008 and 2007, no severance expense was recorded.

Interest income. No interest income was recorded for the three months ended September 30, 2008 or 2007.

     Interest expense. Interest expense increased to $150,516 for the three months ended September 30, 2008, from $120,223 for the three months ended September 30, 2007, an increase of 25%. This expense is primarily attributable to interest payments being made on certain notes payable.

Other Income. Other income decreased to $855 for the three months ended September 30, 2008, down from other income of $2,226 for the three months ended September 30, 2007, a decrease of 61%. This revenue stream consists of outside individuals requesting reports on their own person.

Financing Related Expenses. During the three months ended September 30, 2008, no financing related expenses were recorded. During the three months ended September 30, 2007, we recorded financing expenses related to registration rights in the amount of $271,025. This was related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement.

     NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

     Revenues. Revenues from our Worldwide InformationTM CD-ROM product decreased to $356,028 for the nine months ended September 30, 2008 from $394,570 for the nine months ended September 30, 2007, a decrease of 10%. Revenues from our Internet-based products increased to $4,302,311 for the nine months ended September 30, 2008, as compared to $4,241,366 for the nine months ended
September 30, 2007, an increase of 1%. Revenue from channel partners increased to $1,671,402 from $1,627,417, an increase of 3%. Revenues from our wireless product, LocatePLUS AnyWhere , were $4,858 during the nine months ended September 30, 2008 as compared to $7,320 during the nine months ended September 30, 2007, a decrease of 33%. This decrease is attributable to a decrease in the marketing of this product.

     Costs of revenues. For the nine months ended September 30, 2008, costs of revenues for Worldwide InformationTM were $38,623 as compared to $30,381 for the nine months ended September 30, 2007, an increase of 27%. The primary reason for this increase is the addition of several new data sets. For the nine months ended September 30, 2008, our costs of revenues associated with LocatePLUS online and channel were $1,053,189 as compared to $1,236,958 for the nine months ended September 30, 2007, a decrease of 15%.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2008 were $1,182,850 as compared to $1,128,399 for the nine months ended September 30, 2007, an increase of 15%. The primary reason for the increase is due to the expansion and hiring of additional sales and marketing personnel as well as an increased presence at local and national trade shows.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2008 were $3,845,182 as compared to $4,472,172 for the nine months ended September 30, 2007, a decrease of 14%. This decrease is attributable to a greater awareness of expenses and the downsizing of personnel.

     Research and Development expenses. Research and development expenses for the nine months ended September 30, 2008 were $111,690 as compared to $97,274 for the nine months ended September 30, 2007, an increase of 15%. This increase is attributable to the expensing of certain prepaid assets.

     Severance expense. For the nine months ended September 30, 2008, no severance expense was recorded. Severance expense for the nine months ended September 30, 2007 was $250,000, this expense was attributable to the resignation of Jon Latorella, the President and Chief Executive Officer. As part of this resignation, Mr. Latorella received a one-time severance of $250,000.

     Interest income. No interest income was recorded for the nine months ended September 30, 2008. Interest income for the nine months ended September 30, 2007 totaled $48,383.

     Interest expense. Interest expense increased to $518,116 for the nine months ended September 30, 2008, from $445,258 for the nine months ended September 30, 2007, an increase of 16%. This expense is primarily attributable to interest payments being made on certain notes payable.

     Other Income. Other income decreased to $6,392 for the nine months ended September 30, 2008, down from other income of $9,708 for the nine months ended September 30, 2007, a decrease of 34%. This revenue stream consists of outside individuals requesting reports on their own person.

     Financing Related Expenses. During the nine months ended September 30, 2008, no financing related expenses were recorded. During the nine months ended September 30, 2007, we recorded financing expenses related to registration rights in the amount of $3,165,093. This was related to penalties associated with a financing completed in 2005 for the non-filing of a registration statement.

LIQUIDITY AND CAPITAL RESOURCES

     From our incorporation in 1996 through December 31, 2005, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As  of September 30, 2008, our cash and cash equivalents totaled $ 129,134.

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

COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012. Future minimum payments under our non-cancelable operating leases total $1,664,749.

CAPITAL  LEASES

     Through September 30, 2008, we entered into certain long-term equipment lease agreements. These agreements are classified as capital leases and expire in 2008. Future minimum lease payments under our non-cancelable capital leases total $7,760.

LICENSE AGREEMENTS

     The following represents the contractual obligation and commercial commitments as of September 30, 2008.

                                        LESS THAN          1-3
CONTRACTUAL OBLIGATIONS       TOTAL       1 YEAR          YEARS
                         -----------   ------------   -----------
Long-Term
  Debt including
  current portion        $ 4,960,604   $  3,459,625   $ 1,500,979
Capital Leases                 7,660          7,660             -
Operating Leases           1,664,749        497,770     1,166,979
License Agreements           240,000        200,000        40,000
                         -----------   ------------   -----------
    Total                $ 6,873,013   $  4,165,055   $ 2,707,958
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

OFF-BALANCE-SHEET ARRANGEMENTS

     The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended September 30, 2008, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

Our management, including the Chief Financial Officer and Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.

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

During the nine months ended September 30, 2008, we have taken actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     On December 11, 2007, we received a letter dated December 6, 2007 ( the "Notice Letter"), YA Global Investments, L.P., (formerly known as Cornell Capital Partners, L.P.) notifying the Company of certain Events of Default under the Secured Convertible Debenture dated March 20, 2007 of the Company (the "Debenture"). Management is currently working with YA towards a resolution.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

     On September 15, 2008, the Company hosted its Annual Shareholder meeting where the following individuals proposed by management were elected by a majority of those shares of Common stock present and voting:

               James Fields, to serve a three year term. Rich Nagle, to serve a three year term.
               Ralph  Caruso,  to  serve  a  two  year  term.
               Paul DeRoche, to serve a one year term. David Skerrett, to serve a one year term.

     In addition, at the annual meeting, a proposition set forth by Management and the Board to increase the authorized shares of the Company from twenty five million shares to one hundred million shares was not approved

ITEM  5.  OTHER  INFORMATION.

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

REPORTS  ON  FORM  8-K

On September 30, 2008, we filed a Form 8-K and reported under item 8.01 that at the Annual Meeting, the individuals proposed by Management were elected and appointed to the Board of Directors.

On August 14, 2008, we filed a Form 8-K and reported under item 5.02 that Mr. Latorella had stepped down as Chairman of the Board and that James C. Fields, the current President and CEO had been appointed to the position of Chairman.

On August 14, 2008, we filed a Form 8-K and reported under item 2.02 reporting unaudited second quarter financial results. In addition, we also attached under item 7.01 a shareholder letter.

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


     LOCATEPLUS HOLDINGS CORPORATION
     (Registrant)


SIGNATURE                     TITLE                         DATE
--------------------------    ------------------------      -----------------

 /s/ James C. Fields
James C. Fields               President and                 November 14, 2008
                              Chief Executive Officer