Form 10KSB/A
period 2007-12-31
LOCATEPLUS HOLDINGS CORP
filed 2008-12-05
CIK 1160084

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

Our management, including the Chief Financial Officer and Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, (COSO).Based upon the evaluation performed it was concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

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