Form 10-K
period 2009-04-14
LOCATEPLUS HOLDINGS CORP
filed 2009-05-14
CIK 1160084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 000-49957

LocatePLUS Holdings Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3332304
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

100 Cummings Center
Suite 235m
Beverly, MA 01915
(Address, including zip code, of principal executive offices)

978-921-2727
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 12, 2009 based upon the closing price was approximately $1,223,490

The number of outstanding shares of the registrant’s Common Stock on May 12, 2009 was 49,770,826

* * *

Part I

Item 1 - Description of Business

Overview

LocatePLUS Holdings Corporation, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation, f.k.a Certifion Corporation, Dataphant, Inc., and Metrigenics, Inc., (collectively, the “LocatePLUS Group”), are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.  Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information™, which enables users to search certain motor vehicle records and driver’s license information in multiple states.  Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS™.  Our LocatePLUS™ product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  On September 1, 2003, our newly formed wholly-owned subsidiary, Entersect Corporation, f.k.a Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology.  Entersect Corporation, f.k.a Certifion provides self-screening for both resume and online dating services and has filed for patent protection for both of these services.  In October 2003, our newly formed wholly-owned subsidiary, Dataphant, Inc. acquired Voice Power Technology through a merger.  Through this merger, Dataphant now has information on virtually every land-based phone number in the United States and approximately 30% of the cell phone numbers in the United States.  On January 6, 2004, the Company formed a new wholly-owned subsidiary, Metrigenics, Inc., with operations located in New York State.  Metrigenics was formed to develop new ways to integrate biometrics with data.

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

The majority of the data in the database is publicly available and it is only through our proprietary matching and searching technology that creates significant value to the data.  Examples of such public data include:

• names and addresses • aliases • nationwide court records	• property ownership • bankruptcies • certain criminal records

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

Business Strategy

Our business plan is to provide an entire suite of information products and services for professionals in law enforcement agencies, law firms, insurance underwriting, fraud investigation, private equity funds, private investigation and financial institutions.  We believe that we will be able to compete with comparable services based upon the pricing of our services and based upon certain technical advantages incorporated in our systems.  We have proprietary matching and searching capabilities that give us an advantage over our competitors.  In addition, we acquired the technology to gather virtually all the landline phone numbers and 30% of cell phone numbers through our VPT merger which no known competitors have.  To date, our products have primarily focused on the United States market.  With the formation of Metrigenics, a research and development company, we are expanding into products with worldwide applicability.  Metrigenics is working on the development of matching DNA with facial characteristics.

Our Target Market and Screening of Users

Our products have historically been marketed and sold to federal, state and local government agencies (including law enforcement agencies), private investigators, human resource professionals and the legal profession.  Our products have been used in:

•	crime and terrorism investigation (e.g., in conjunction with federal and state investigations in the aftermath of the September 11th terrorist attacks and the subsequent anthrax incidents);

•	detection of fraud;

•	“skip tracing” (i.e., the location of debtors and individuals in violation of parole or bail restrictions);

•	background checks;

•	legal due diligence; and

•	Identity self certification

•	Private security

•	Risk-management.

Entersect Corporation, f.k.a Certifion offers data for self-certification purposes in connection with job search and Internet dating services and has provided an addition channel in which to distribute the same data developed by LocatePLUS.  Our LocatePLUS™ and Worldwide Information™ products are generally marketed and sold only to pre-screened business and government end users.  Before obtaining access to our LocatePLUS™ database or our Worldwide Information™ product, we generally require commercial customers to provide background information about their business need for data and about themselves, such as business licenses, bar admission cards or private investigator licenses.  Individuals involved in law enforcement must provide similar evidence of their authority.

To prevent the misuse of our data, we have adopted a three-tier security schema for our LocatePLUS™ Group products.  We believe that we lead the market in protecting access to our data.  With recent challenges in the industry relating to data access, we have been ahead of the curve in adopting a schema that restricts the most sensitive data.  Our groups are classified in the following manner.

Level	Industry Users	Sample Datasets Available to Users
I	General Business	Names, Addresses and Phone Numbers Past Residences, Neighbors and Affiliates Real Property
II	Private Investigators Insurance Attorneys/Law Firms Government Corporate Security	Level I Data, plus: Liens and Judgments Drivers’ Records Certain Motor Vehicle Records
III	Law Enforcement	Level I and II Data, plus: Comprehensive Criminal Records Restricted Motor Vehicle Records Certain Credit Reporting Data

LocatePLUS™

We launched our LocatePLUS™ Internet site in March 2000.  Our LocatePLUS™ database contains searchable and cross-referenced public information on individuals throughout the United States.  Information is presented in a dynamic, hyper-linked fashion, permitting users to rapidly identify and obtain personal information relating to individuals and their associated residences, possible acquaintances, and a variety of other types of data.  Our LocatePLUS™ database consists of approximately five billion individual data entries.  According to our estimates, we have data entries relating to approximately 205 million adult individuals in the United States (or approximately 98% of the adult population of the United States, based on the 2000 United States Census).

Datasets currently integrated in our LocatePLUS™ product include nationwide records relating to:

• names and addresses

• aliases

• dates of birth

• Social Security numbers

• driver’s license information

• residential address information
   (including dates of residence)

• certain criminal arrest,
   conviction and incarceration
    records

• real estate records • prior residences • recorded bankruptcies • liens • motor vehicle records • certain death records • phone numbers • vessel registrations

We intend to continue integration of datasets into our LocatePLUS™ product, including:

• certain hunting and fishing licenses • certain facial image files • certain gun licenses	• certain professional licenses • certain fingerprint files • Federal Aviation Administration records

We can currently give no assurance as to the timing of integration of such datasets, however, or whether these new datasets will be integrated with our LocatePLUS™ product at all.

We believe that one of the significant advantages of our LocatePLUS™ product, in comparison with many products with which we compete, is the ability of LocatePLUS™ to “tie” data associated with a given individual to produce a single report.  Our LocatePLUS™ system uses a proprietary methodology to associate data in a manner that generally results in a matching of data entries across diverse data sources, allowing users to obtain a single, comprehensive data report about an individual, even when there is no single element that ties data entries together (such as a Social Security number).  This comprehensive data report is itself linked to other data potentially relevant to a business or government agency researching an individual, such as names and addresses of possible acquaintances, relatives and neighbors of that individual.  Another of the advantages that LocatePLUS Group has is its unlisted and cell phone data which we believe no other competitor has.

LocatePLUS AnyWhere™

We also offer a version of our LocatePLUS™ product that is accessible through wireless personal digital assistants and e-mail capable pagers, which we refer to as LocatePLUS AnyWhere™.  LocatePLUS AnyWhere™ was commercially launched in mid-December 2002.  This product is being marketed primarily to law enforcement.  The product is sold on a subscription fee basis, permitting unlimited access to our LocatePLUS™ database for a flat monthly fee provided that that the user agrees to a fixed term commitment.  As of December 31, 2008, we had realized only nominal revenue from this product.

Worldwide Information™

Since 1996, we have produced CD-ROM products that enable users to quickly search motor vehicle records in multiple states through a dynamic search engine, known as Worldwide Information™.  Our Worldwide Information™ product enables users to search certain motor vehicle records and drivers’ license information in multiple states through a dynamic search engine.  Unlike many competing products, our Worldwide Information™ product enables users to rapidly identify vehicles or drivers using complete or partial search criteria.  We believe that this ability to search partial data is a valuable tool in circumstances in which incomplete information is available, as is often the case in criminal investigations.  Unlike data provided by Internet-based services, searches on our CD-ROM product are confidential and unavailable to any person other than the user of our CD-ROM product.  We believe that the confidential nature of this CD-ROM product makes it particularly attractive to law enforcement agencies, which must often conduct criminal investigations in strict secrecy.

As of December 31, 2008, there were approximately 3,500 pre-screened purchasers of our Worldwide Information™ CD-ROM product.

Entersect

On September 1, 2003, our newly formed wholly-owned subsidiary, Entersect Corporation, f.k.a Certifion Corporation, acquired all of the assets of Project Entersect Corporation a provider of data technology.  Entersect Corporation, f.k.a Certifion operates under the trade name of "Entersect," and it provides self-screening for both resume and online dating services.

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

Metrigenics

 On January 6, 2004, the Company formed a new wholly-owned subsidiary, Metrigenics, Inc., with operations located in New York State.  Metrigenics was formed to develop new ways to integrate biometrics with data.  Metrigenics has finished first stage testing on matching DNA to facial characteristic

In March, 2009, management made the decision to suspend funding of this subsidiary which consisted primarily of research and development costs.  Management is hopeful that it will be able to resume funding by year end and that a beta product be ready to test within that timeframe.

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

One such legislative enactment that has had an effect on our business was the Financial Services Modernization Act of 2000, also known as the “Gramm-Leach-Bliley Act”.  Among other things, this law restricts the collection, use, and transfer of certain data that includes “credit header” information, which had historically functioned as the backbone of our data resources.  Implementation of this law’s restrictions by the Federal Trade Commission significantly limited the availability of certain data for our database, but we have subsequently developed datasets that function independently of “credit header” information.  Although we have not engaged counsel to review this matter or the conduct of our operations generally, we believe that our operations are currently unaffected by the Gramm-Leach-Bliley Act or any law specifically applicable to the dissemination of data concerning individuals.  More recently, congress has been addressing the access to public data such as ours.  Any further restriction on our use of personal information, however, could limit the usefulness and have a material adverse affect on operations, our products, including our LocatePLUS™ product, and our operations.  Federal and state law prohibits us from selling information about minors.  Our products have been designed to prevent the dissemination of such data.

Distribution of Our Products

We distribute our content both directly (though the Internet in the case of our LocatePLUS™ product and through the mail in the case of our Worldwide Information™ CD-ROM) and through “channel partner” arrangements, by which third parties access our databases in consideration for a royalty.  We also, from time to time, provide certain consulting services to third party database providers on the integration and assimilation of public data.  To date, our efforts to license data have resulted in several channel partnerships.  For the year ending December 31, 2008, we have recognized revenue of $2,111,816 on these agreements.

Competition

Current competitors for our LocatePLUS™ and Entersect include ChoicePoint, Confi-chek.com, and Lexis-Nexis.  Many of the companies that currently compete with this product, as well as other companies with whom we may compete in the future, are national or international in scope and have greater resources than we do.  Those resources could enable those companies to initiate price cuts or take other measures in an effort to gain market share in our target markets.

Our Worldwide Information™ product primarily competes with the registries of motor vehicles of various states that sell their data to screened users.  These State agencies generally provide data in “raw form” without the search capabilities that we provide in our Worldwide Information™ product.

Employees

As of December 31, 2008, the LocatePLUS Group had 53 employees.  We believe that our relations with our employees are good.

Item 2 - Description of Property

Facilities

LocatePLUS Holdings Corporation and LocatePLUS Corporation, are presently headquartered in Beverly, Massachusetts, where we lease approximately 32,000 square feet.  The lease on that facility expires on February 28, 2012, and our annual lease obligation is approximately $486,389.  Subsequent to 2008 year end, Management has extended and re-negotiated its current lease which is expected to lower the annual rent expense by about $120,000 in the first year and $100,000 in years thereafter with the lease expiring in 2015.

Worldwide Information, Inc., was previously located in Byfield, Massachusetts, however, in March of 2009, the decision was made to consolidate office space and now Worldwide Information operates out of the same office space as LocatePLUS.

        Dataphant, Inc., is located in Austin, Texas, where it leases approximately 3,000 square feet pursuant to a month-to-month lease (which includes the use of office equipment, with current monthly rent of $3,680).

Entersect Corporation, f.k.a Certifion is located in Santa Ana, California, where it leases approximately 1,900 square feet pursuant to a month-to-month lease with current monthly rent of $3,859.

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

We have registered LOCATEPLUS.COM® as a trademark with the United States Patent and Trademark Office.  We maintain LOCATEPLUS™, WORLDWIDE INFORMATION™, ENTERSECT™, CareerScan™, and TrustmeID™ as unregistered trademarks relating to our products.  We may, from time to time, claim certain other rights under trademark law, however, we currently have no other marks registered or pending with the United States Patent and Trademark Office or the equivalent agency of any other country.

In 2003, we filed for patent protection covering certain aspects of two of our products.  We have filed for patent protection covering certain aspects of our unique search product, "Bull's Eye," that electronically matches database information with current public phone and utility information to identify current information.  We also filed, through our Entersect Corporation, f.k.a Certifion subsidiary, for patent protection covering certain aspects of our self-validation products Career Screen™ and TrustmeID™.

Item 3 - Legal Proceedings

On September 15, 2008, Carl L. Green on behalf of Dawn Martinson Green, a stockholder, filed a complaint against the Company, James Fields, and Jon Latorella,, Carl Green et al v LocatePlus Holdings et al, Delaware Court of Chancery C.A. No 4032-CC. . The defendants have moved to dismiss and moved for a more definite statement. The Plaintiffs generally allege that the individual defendants somehow acted wrongfully when they agreed to allow certain debt to be exchanged for stock. The Plaintiffs allege against the individual defendants that as directors they breached their duty of loyalty by "enriching and entrenching" themselves and that they engaged in self-dealing by diluting the shares of the Company for the purpose of entrenching themselves. Against the Company the plaintiffs allege that the Company failed to allow an inspection of books and records. .The Company and the individual defendants, through their counsel , intend to contest the case vigorously.

       On April 3, 2009, a lawsuit styled LocatePLUS Holdings Corp., v. Dutchess Capital Management, LLC, et al., was filed in Suffolk County Superior Court, in Massachusetts (Case No. 09-385-A).  LocatePLUS is seeking the return and cancelation of 19,866,461 shares of stock improperly converted by Dutchess Capital Management, LLC and its related entities (“Dutchess”).  Specifically, the lawsuit alleges that Dutchess breached the debenture agreements between LocatePLUS and Dutchess by converting more stock than the maximum allowable under the agreements (4.99%).  In addition, the lawsuit alleges that Dutchess violated Massachusetts state law by charging usurious interest and by knowingly and willfully committing unfair and deceptive acts or practices. The suit also names the former President and CEO, James Fields as an improper transferee of these shares. The lawsuit seeks, among others, a temporary restraining order and a preliminary injunction enjoining Dutchess and Fields from transferring the improperly-converted stock and from voting the stock on any corporate matters until an arbitration can be completed , seeks the return and destruction of the improperly-converted stock, requests unspecified compensatory damages and costs, and prays for such other relief as the court deems proper.  Dutchess and Fields have answered denying liability. Fields has counter-claimed for amounts due under the severance provisions in his employment agreement.    LocatePLUS intends to pursue the claims vigorously and to defend against the counter-claim to protect the interests of its shareholders.

Item 4 - Submission of Matters to a Vote of Security Holders

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

In addition, at the Annual Meeting, a proposition set forth by Management and the Board to increase the authorized shares of Common Stock of the Company from twenty five million shares to one hundred million shares was not approved.

Effective January 26, 2009 the Company obtained the consent of a majority of the record holders of its Common Stock to elect a new Board of Directors, each for a one-year term and until a successor is elected and qualifies, as follows:

 Christian Williamson, Chairman
 Richard Pyle
                 David Skerrett
                 Ralph Caruso
                 Patrick Murphy
                 James Ahearn
                 George Isaac

In addition, effective January 26, 2009 the Company obtained the consent of a majority of the record holders of its Common Stock  to increase the authorized shares of Common Stock of the Company from twenty five million shares to fifty million shares.

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

We had three securities that began trading on the Over-the-Counter Bulletin Board on December 12, 2002:

•	shares of our Class A Voting Common Stock are quoted under the symbol “LPLHA”;

•	shares of our Class B Non-Voting Common Stock are quoted under the symbol “LPLHB”; and

•	our public warrants (redeemable warrants to purchase one share of our Class A Voting Common Stock with an exercise price of $0.50 per share) are quoted under the symbol “LPLHW”.

Post the plan of recapitalization, on December 12, 2005, we had two securities trading on the Over-the-Counter Bulletin Board as follows:
•	shares of our Common Stock, quoted under the symbol “LPHC”; and

•	our public warrants expired April 12, 2007.

The following tables set forth the high and low closing sales prices per share (and per public warrant), for our Class A Voting Common Stock, Class B Non-Voting Common Stock and public warrants for each quarter during fiscal years 2006, and 2007, as reported by the Over-the-Counter Bulletin Board and 2008 as reported by the Over-the-Counter.

	2006
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC	3.50	1.43	2.8	.45	1.70	.76	.91	.36
LPHCW	.023	.012	.020	.006	.065	.003	N/A	N/A

	2007
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC	.42	.18	.22	.09	.15	.08	.12	.04

	2008
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC	.15	.04	.28	.04	.14	.02	.05	.01

Holders
As of December 31, 2008 there were:

•	approximately 438 holders of record of our Common Stock,

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects equity compensation granted or issued by us as of December 31, 2008, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of Outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity Compensation Plans approved by security holders:
Common Stock	699,976	$30.54	491,221
Equity Compensation plans not approved by security holders:
Common Stock	3,088,342	$6.55	N/A
Total:			N/A
Common Stock	3,788,318	$10.98	N/A

(1)	Excludes securities reflected in column titled “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.

Recent Sales of Unregistered Securities

The following is a list of our securities sold within the past three years without registration under the Securities Act of 1933, as amended.

On December 29, 2005, the Company entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P.  Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a twelve-month note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share. The remaining balance of $892,226 of this Debenture as amended effective October 18, 2006 is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion.  On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP , a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve per cent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds “Dutchess”).  The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company.

Also in connection with the sale and issuance of the Debentures, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006.  Pursuant to the terms of the Settlement, the Company immediately paid a cash amount of $1,500,000 with two additional cash payments in the amount of $300,000 each to be made on the date that (i) the Company files the Registration Statement (or, if earlier, within 45 days) and (ii) the Registration Statement is declared effective (or, if earlier, within 145 days).  The Company also issued a Note in the amount of $1,500,000 and agreed to reduce to $0.10 per share the exercise price of the warrants issued to Dutchess.  Dutchess agreed to terminate any security interest in the Company’s assets upon the Initial Payment. The Company is mounting a legal challenge to the legitimacy of indebtedness owed to Dutchess Private Equities Fund. See Item 3 – Legal Proceedings.

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

Small Business Issuer Purchases of Equity Securities

We did not repurchase any of our securities during 2008 .

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements because of certain factors, including, but not limited to, those presented below.

Overview

The LocatePLUS Group is a business-to-business and business-to-government provider of public information via our proprietary data integration solutions.  Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information™, that enables users to search certain motor vehicle records and driver’s license information in multiple states through a dynamic search engine, using complete or partial information.  Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS™.  Our LocatePLUS™ product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  Since September 2003, our wholly-owned subsidiary, Entersect Corporation, f.k.a Certifion, has offered personal information for self-certification purposes through its Entersect™ product.

We distribute our content both directly (through the Internet in the case of our LocatePLUS™ product and through the mail in the case of our Worldwide Information™ CD-ROM) and through “channel partner” arrangements, by which third-party database providers obtain access to our databases in consideration for a royalty (such as job search and on-line dating sites, in the case of our Entersect™ product).

On September 1, 2003, through our newly formed wholly-owned subsidiary Entersect Corporation, f.k.a Certifion Corporation, we acquired all the assets of Project Entersect Corporation in consideration for $62,662.  The acquisition was accounted for as a purchase and is recorded and reflected with our operations from the time of purchase.  The subsidiary operates under the trade name Entersect.  Entersect provides a self-identification and validation service for online job posting and dating sites.

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

Although our products generally consist primarily of publicly available – and therefore non-proprietary – information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently.  In addition, our LocatePLUS™ product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual.  We have also sought patent protection with respect to aspects of our marking and search technology (referred to as our “Bull’s Eye” feature) and aspects of our CareerScan™ and TrustmeID™ products.
Revenue associated with our Worldwide Information™ product is recognized upon delivery to the customer of a CD-ROM, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectability is reasonably assured.  Information in our Worldwide Information™ product is updated and released either quarterly or twice a year.  In the case of our LocatePLUS™ product, we charge a fee to customers, which varies based upon the type and quantity of information requested.  Capitalizing on the synergies gained through the Companies acquisitions, in 2004, Worldwide was able to utilize the technology acquired through Voicepower Technologies, when it merged into Dataphant, to develop the industry's first ever searchable non-published and cell phone CD-ROM.  This product became Worldwide's fastest growing CD-ROM product to date.  In addition, Worldwide, using the search capabilities built into the CD-ROM search engine, has expanded beyond CD-ROMs.  Worldwide recently entered into an exclusive partnership with the State of New Hampshire's Department of Safety to implement its technology on the state's Intranet.  Sonia Bejjani, Company co-founder and President of Worldwide, was profiled in "Women to Watch in 2005" by Women's Business Boston, January 2005 issue.

Revenue from our LocatePLUS™ product is recognized when there is either an agreed upon royalty fee or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured.  We charge our fees to customers’ credit cards (approximately 60% of our current LocatePLUS™ customer base) or invoice customers for such fees on a monthly basis (approximately 40% of our LocatePLUS™ customer base). Within this customer base, subscriptions for ChoicePlan billing plans, which are billing plans for committed revenue per customer ranging from $25 per month to $5,000 per month, increased to 1,200 customers.

Revenue from our Entersect™ product is recognized when certifications are purchased online (and paid for via credit card) or the requested information is downloaded, there is evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured.

Revenue from Dataphant is generated exclusively through inter-company sales to our other wholly owned subsidiaries and eliminated on consolidation.

Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with the related data providers.  In 2008 and 2007, we recorded $1,546,546 and $1,577,157, respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

Interest income consists of earnings on our cash, cash equivalents and short term investments.  Interest expense is primarily attributable to various notes issued through the year ended December 31, 2008.  As of December 31, 2008, we had gross notes payable (current and long-term) totaling $4,972,829.
We have incurred significant net losses since our inception.  We incurred net losses of approximately $1.3 million in 2008 and $7.2 million in 2007.  Our accumulated deficit as of December 31, 2008 was approximately $50 million.

Our ultimate success is still dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs.  We anticipate that our sales and marketing, product development and general and administrative expenses will stabilize during 2008 and for the foreseeable future.  To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings.  Any such financings may be dilutive to existing investors.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Revenue from our Worldwide Information TM CD-ROM product decreased to $439,621 for the year ended December 31, 2008 from $498,366 for the year ended December 31, 2007, a decrease of 12%  Revenue from our LocatePLUS™ and Entersect™ online products, decreased to $5,456,026 for the year ended December 31, 2008 as compared to $5,537,453 for the year ended December 31, 2007, a decrease of 1.5%.  Revenue from our channel partners decreased to $2,111,816 for the year ended December 31, 2008 as compared to $2,302,550 for the year ended December 31, 2007 a decrease of 8%.  This decrease is attributed to the expiration of a major channel partner agreement.  We recognized wireless revenue of $6,137 in 2008 as compared to $9,393 in 2007, a decrease of 35%. This decrease is attributable to decreased marketing and promotion efforts associated with the wireless product. We expect online, channel, CD-ROM revenue to be stable during the next twelve months.

Costs of revenues.  For the year ended December 31, 2008, our costs of revenue for Worldwide Information TM were $90,710 as compared to $48,219 for the year ended December 31, 2007, an increase of 88%.  This increase is due to expansion of data sets for this product.  For the year ended December 31, 2008, our costs of revenue associated with LocatePLUS™ and channel partner sales were $1,546,546, as compared to $1,577,157 for the year ended December 31, 2007, a decrease of 1.5%. Costs of revenues are expected to stabilize at about $1.8 million annually, as that amount represents the cost for the required data sets.  As revenue increases, costs of revenue are not expected to increase proportionately.

Selling and marketing expenses.  Selling and marketing expenses for the year ended December 31, 2008 were $1,591,405, as compared to $1,462,923 for the year ended December 31, 2007, an increase of approximately 9%.  We expect selling and marketing expenses to stabilize  over the next twelve months as we focus greater efforts on the acquisition of new customers and increasing our per user usage on a monthly basis to increase revenues.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2008 were $5,366,167 as compared to $6,047,279 for the year ended December 31, 2007, a decrease of 11%.  This decrease is attributable to a reduction in non-essential personnel.

Research and development expenses.  Research and development expenses for the year ended December 31, 2008 were $194,728 as compared to $157,867 for the year ended December 31, 2007, an increase of 23%. These expenses are a result of investigation of new biometric data products through the creation of Metrigenics.  We anticipate these expenses will stabilize for the foreseeable future.

Interest income.  This income is attributable to interest payments being made on notes receivable. No interest income for the year ended December 31, 2008 was recorded.  Interest income for the year ended December 31, 2007 was $48,383.

Interest expense.  Interest expense decreased to $511,542 for the year ended December 31, 2008, from $555,017 for the year ended December 31, 2007, a decrease of 8%.  The interest expense is attributable to the payoff of certain notes payable issued in 2004 and the interest expense associated with additional financing during 2007.

Other Income. Other income decreased to $7,924 for the year ended December 31, 2008, from $10,310 for the year ended December 31, 2007, a decrease of 23%. Other income is derived from the collection of previously written off bad debt.

Liquidity and Capital Resources

        From our incorporation in 1996 through December 31, 2008, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As of December 31, 2008, our cash and cash equivalents totaled $92,465

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

On December 29, 2005, we entered into an Investment Agreement with Dutchess Private Equities Fund II, L.P.  Pursuant to that Investment Agreement, we received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share and 200,000 founders shares and Common Stock purchase warrant for 750,000 shares with an exercise price of $5.00 per share.  We also entered into an agreement where we may, at our discretion, periodically “put” or require Dutchess to purchase shares of our Common Stock.  The aggregate amount that Dutchess is obligated to pay for our shares will not exceed $10.0 million.  For each share of  Common Stock purchased under the Investment Agreement, Dutchess will pay 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board (or other principal market on which our Common Stock is traded) during the ten day period immediately following the date on which we give notice to Dutchess of our intention to put such stock.  Our ability to put the shares under the Investment Agreement is conditioned upon us registering the shares of Common Stock with the Securities and Exchange Commission and satisfaction of certain other customary closing conditions.

On July 21, 2006 we issued a Debenture to Dutchess Private Equities Fund, LP, a related private equities fund and received proceeds of $750,000. The Debenture is due on July 21, 2011 and pays twelve percent (12%) interest. Interest and principal are payable at such times and under such conditions are outlined in the Debenture. The Debenture is convertible into shares of our Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion (collectively, the two funds “Dutchess”).  The holder may not convert if it would cause the holder to own more than 4.9% of the outstanding Common Stock of the Company.

 Also in connection with the sale and issuance of the Debentures, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006.  Pursuant to the terms of the Settlement, the Company immediately paid a cash amount of $1,500,000 with two additional cash payments in the amount of $300,000 each to be made on the date that (i) the Company files the Registration Statement (or, if earlier, within 45 days) and (ii) the Registration Statement is declared effective (or, if earlier, within 145 days).  The Company also issued a Note in the amount of $1,500,000 and agreed to reduce to $0.10 per share the exercise price of the warrants issued to Dutchess.  Dutchess agreed to terminate any security interest in the Company’s assets upon the Initial Payment
.
The Company is mounting a legal challenge to the legitimacy of indebtedness owed to Dutchess Private Equities Fund. See Item 3 – Legal Proceedings.

       On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners Partners ( now YA Global Investments, L.P. ) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

      On January 26, 2009 the Company announced that it had received the consent of a majority  of  the  shareholders  of  record  to amend the Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Corporation  from  25,000,000  shares  to  50,000,000  shares.  The reason for increasing the number of authorized shares was to ensure that shares were available to allow for conversions of debt into equity.

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2012.  Rent expense amounted to $544,199 and $584,513 during 2008 and 2007, respectively.  This increase is due to the rising of market rates.

Capital Leases

Through December 31, 2008, we entered into certain long-term equipment lease agreements.  These agreements are classified as capital leases and expired in 2008.

License Agreements

The following represents the contractual obligation and commercial commitments as of December 31, 2008.

Contractual Obligations	- Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$4,792,738	$3,292,738	$1,500,000	-
Operating Leases	1,590,455	544,199	1,046,256	-
License Agreements	1,542,495	304,166	718,331	519,998
Total	$7,925,688	$4,141,103	$3,264,587	$519,998

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

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition and the provision for uncollectible accounts receivable.  We estimate the likelihood of customer payment based principally on a customer’s credit history and our general credit experience.  To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period.

Company policy for Research and Development is that all expenses are initially capitalized.  Once a project reaches testing phases, all expenses will be amortized over the useful life of the item.

Certain Related Party Transactions

None

Use of Our Assets

Certain of our executives are allowed use of company owned or leased vehicles for both business and personal purposes.  The owned vehicles have been capitalized as assets of the Company, totaling $22,343 as of December 31, 2008.

Recently Issued Accounting Pronouncements

    In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for non-monetary exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

    On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs.  SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date.  The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives.  In February 2008 the Financial Accounting Standards Board (FASB) approved the FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed as fair value in the financial statements on a nonrecurring basis.  FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007.  The provisions of SFAS No. 157 are applied prospectively.  The Company has decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These include fixed assets.  The effect of adopting SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated deficit was required.  The Company is currently unable to quantify the effect, if any, that the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have on its financial condition and results of operations.

    The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, current portion of capital lease obligations, current portion of notes payable and convertible notes payable approximate fair value because the best valuation for them is the use in the business and the short maturity of those instruments.  The long-term portion of notes payable is at 12% per annum and approximates fair value.

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2008, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

Item 7 - Financial Statements

Our financial statements as of and for the twelve months ended December 31, 2008 are set forth in the section of this Annual Report beginning on page F-1.

Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A – Controls and Procedures

 Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

    Our management, including the Chief Financial Officer and Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, COSO.  Based upon the evaluation performed it was concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

    Based on our evaluation for the period ended December 31, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that at the end of this reporting period we have identified matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No.  2) in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time.

    The material weakness relate to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Based on the evaluation performed, disclosure controls and procedures were not effective for the twelve months ended December 31, 2008.

    This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

    Following the twelve months ended December 31, 2008, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties.  We intend to continue to further strengthen our controls and procedures regarding the closing  process over the next twelve months.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth specific information regarding our executive officers and directors as of May 11, 2009.

Executive Officers and Directors	Age	Positions
Christian Williamson	43	Chairman of the Board
Richard Pyle	64	Director
David Skerrett	58	Director
Patrick Murphy	55	Director, Secretary
James Ahearn	68	Director
George Isaac	63	Director, Audit Committee Chairman
Bart Valdez	46	Director
Geoffrey Lee	42	Interim President, Chief Executive Officer, Treasurer

Current Directors and Officers

    Christian Williamson, Chairman, is currently  Vice  President  of  Global Market Strategies at Danaher Corporation, a $10 Billion industrial conglomerate which operates within multiple  platforms  including  water treatment. Mr. Williamson joined the Trojan Technologies Division of Danaher in 2001  through  the  acquisition  of  Advanced  UV  Solutions and was promoted to Vice-President,  Global  Market  Strategies  in  January  2008  - Executive Team Member.  Prior  to  that,  Mr.  Williamson  was Managing Director, Environmental Contaminant  Treatment  since  2001.  Prior  to that Mr. Williamson was Managing Partner  for  Advanced  UV  Solutions,  LLP, a "spin-off" of the consulting firm Hydro  Geo Chem, Inc. The main goal of AUVS was to liquidate the asset for Hydro Geo  Chem  through  the sale of the AUVS Company. Mr. Williamson holds a B.S. in Engineering Mathematics and a Doctorate in Hydrology with an emphasis in Systems Engineering  from  The  University  of  Arizona

    Richard Pyle, Director,  is currently a commercial real estate investor and has held Executive or  Management positions over the past thirty years at companies such as Spencer Products,  Inc, AMG Industries and Procter and Gamble. Mr. Pyle is also a former Professor  of  Management of The University of Massachusetts. In addition to his extensive  career,  Mr.  Pyle  currently  sits  or  has  sat  on  the  Board  of organizations such as The Salvation Army, Becker College, and The Boys and Girls Club.  Mr.  Pyle  currently  holds  a  PhD  in  Business  from the University of Massachusetts  and  an  MBA  from  The  University  of  Michigan.
    David Skerrett, Director,  has been Vice President of the Middlesex Corporation for 23 years.  Middlesex Corporation is in the top 400 heavy civil construction companies in the nation with $140 million in revenue.  Mr. Skerrett holds a Bachelor of Engineering from College of Technology. Mr. Skerrett was elected in 2005.  David is also a member of the Audit Committee.

    Patrick Murphy, Secretary and Director,  is Chairman of the Pulsar Network,  Inc.  Board  of  Directors.  A  graduate  of  the  Harvard  Law School practicing  in  Massachusetts,  he  also provides consulting services to growing businesses.  He is familiar with government relations, public relations, and has experience in developing resources and assets. Prior to his career in law he was a  manager  at  a  prominent  social  service  agency  and handled personnel and operation  issues  in  a  crisis-based  environment. For the past ten (10) years since September of 1998, Mr. Murphy has been an attorney for the Commonwealth of Massachusetts  Department of Mental Retardation.

    James Ahern, Director,  is the COO of the Tracy Group, a Casino Management  and  Development  Company.  The  Tracy  Group  focuses  on  work-out strategies,  development  of  management and marketing strategies, and ground-up development  for  a  variety  of  clients. Prior to joining the Tracy Group, Mr. Ahearn  had  extensive  experience in executive management in a variety of areas including  30 years experience with the Federal Bureau of Investigation where he was  nominated  by  the  Director of the FBI for the highest award for executive service  in  the  U.S. Department of Justice.  Mr. Ahearn recently served on the Board  of  Directors,  and  acted as a consultant to Trackpower, Inc., a company operating  two  race  tracks/casinos  in  New  York  State.  He  has held gaming licenses  in  New  York, Arizona, Oregon and Washington, as well as the National Indian  Gaming  Commission.

    George Isaac, Director and Audit Committee Chairman is a Massachusetts Certified Public Accountant and is affiliated with the  Massachusetts  Board  of  Certified  Public  Accountants  and  the American Institute  of  Certified Public Accountants. He is well experienced in all areas of  financial  management  having  practiced  as  a  CPA  for  25 years within a financial  career  that  reaches  back  nearly 40 years. His experience includes management,  business  consulting,  budgeting,  managerial  accounting,  risk management,  internal  controls,  tax advice and preparation, financial planning and  reporting,  audit  functions, banking functions, and all treasury functions including  SEC  compliance. Specifically, his current practice involves services as  a  consulting  CFO.  In  the past he has served as CFO for a publicly traded company,  a  managing  partner  of  a  public  accounting  firm,  has  managed a commercial office building. As a board member of a community bank and a publicly traded company he has served as a member and is familiar with the functioning of board  audit  committees, executive committees, and compensation committees. His experience  includes  the negotiation of significant expansion and growth credit availability  but  also downsizing to maintain profitability where necessary. He is  proficient  in  Russian  and  German.  For the past five years Mr. Isaac has served  as  a  consulting  Chief  Financial  Officer  for  several  closely held businesses  in  Massachusetts with responsibility for all financial planning and reporting,  tax  preparation, banking and related treasury functions for each of his  clients.

    Bart Valdez, Director,  joined the Board on April 15, 2009 upon the resignation of Ralph Caruso. He  is the former President of the Employee Screening Segment of First Advantage, a leading risk mitigation and business solutions provider. Mr. Valdez began his career at First Advantage in 2001 where he developed and executed a strategic plan that improved an $18M regional employment verification company into a $253M global talent acquisition business.  Additionally, Mr. Valdez has been credited with improving financial performance from an EBITDA loss of $5M in 2003 to an EBITDA gain of $36M in 2006. Prior to his employment with First Advantage, Mr. Valdez worked as Vice President of Business Development at Employee Information Services, Inc., where he managed all aspects of finance, information services, sales partnerships, and operations. Mr. Valdez has a B.S. in Management  from Colorado State University and a Masters of Business Administration with a concentration in Finance from the University of Colorado.

    Geoffrey Lee, Interim President Chief Executive Officer and Treasurer,  Mr.  Lee became Interim President, CEO and Treasurer on February 18, 2009 to replace James Fields. He  had served as the President of Entersect, a wholly owned subsidiary of the Company  since  July  2003  and  Vice  President of the Company Holdings since January,  2008.  Mr.  Lee joined the Company  in July 2007 as the Vice President of Online  Services.  Prior  to  joining  the Company,  Mr.  Lee  was a key business development  executive with CDB Infotek; a pioneer in the investigative database market.  After  years  of  significant  growth,  CDB  Infotek  was  acquired  by Choicepoint  as  their  initial  entry into the public records industry. Mr. Lee served  with  several  other  public  record  providers and has over 18 years of experience  in  the record retrieval industry. Mr. Lee is a former municipal and military police officer having served with the United States Army, Reserve for 8 years.  He  is active in the community as a board member with various non-profit organizations  including  youth  sports,  medical  outreach  and  juvenile rehabilitation  programs.  Mr. Lee has a Bachelor of Arts in Psychology from the California  State  University,  Fullerton.

    Each of the directors holds such his or her office until his or her successor is duly chosen and qualified, or until his or her earlier resignation or removal. Mr. Lee holds his position under an interim employment agreement. The Company is not aware of any family relationships between any of the officers and any of the Company’s directors. Each of the officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his earlier resignation or removal.  We do not have any employment agreements with any of our employees.

Former Directors and Officers

Chris Romeo, a former member of our Board of Directors, resigned from the Board on June 21, 2007.

Mike Ryan, a former member of our Board of Directors, resigned from the Board on June 21, 2007.

John R. Latorella, a former Chairman of our Board of Directors, ceased to be a member of the Board on January 26, 2009.

Sonja P. Bejjani, a former member of our Board of Directors, ceased to be a member of the Board on January 26, 2009.

James C. Fields, a former member of our Board of Directors, ceased to be a member of the Board on January 26, 2009.

Ralph Caruso, a former member of our Board of Directors, resigned from the Board on April 15, 2009.

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

Except as set forth in the preceding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2008.

Audit Committee

The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of our independent auditors, reviews the scope of the audit services provided by our independent accountants, and reviews our accounting practices and internal accounting controls.  Mr Isaac is the Chairman of the Audit Committee There is one vacancy on the Audit Committee of the Board of Directors.

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

Item 10 - Executive Compensation

Summary Compensation Table

The following table sets forth, for 2008, 2007, and 2006, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2008, 2007 and 2006 exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Severance ($)	Options Awards (shares)	Non-Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp ($)	All Other Comp ($)	Totals ($)
Jon R. Latorella	2007	60,215		250,000				15,000(2)	352,215
Chairman of the Board,	2006	231,468	325,0000	-	-	-	-	15,000(2)	571,468
Former CEO			-

James C. Fields(3)	2008	252,190						13,200(4)	265,390
President & CEO,	2007	212,631	-	-	600,000(1)-	-	-	13,200(4)	225,831
Acting CFO, Secretary	2006	142,690	–	-	-	-	-	13,200(4)	155,890

(1)   On November 8, 2007, Mr. Fields was issued stock options to purchase 600,000 shares of our Common Stock with an exercise price of $0.11 per share.
(2)   Mr. Latorella and his family were allowed use of company vehicles, the value of which is approximately $1,100 per month to Mr. Latorella.
(3)   Mr. Fields commenced his employment with us in 2001. Mr. Fields became an executive officer with the Company on March 31, 2003.
(4)   Beginning in April 2004, Mr. Fields was allowed the use of a company-leased vehicle, the value of which is approximately $1,100 per month.

In March  2007, Mr. Latorella resigned from the position of President and CEO. Mr. Latorella ceased to be a Board Member January 26, 2009

In May 2007, Mr. Fields was elected by the Board of Directors to the position of President and CEO. Mr. Fields ceased to be a Board Member January 26, 2009 and was terminated as an officer on February 18, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon R. Latorella(1)	35,000	-	-	$12.50	12/18/08
Former Chairman of the Board and CEO	50,000	-	-	$12.50	12/18/08
	100,000	-	-	$50.00	12/18/08
	20,000	-	-	$75.00	05/19/09
	50,000	-	-	$19.50	05/19/09
	2,000	-	-	$10.00	11/03/08
	240,000	-	-	$ 0.50	12/29/09

James C. Fields(2)	600,000			0.11	11/08/07
	10,000			10.00	06/01/11
Former President & CEO,	10,000			7.50	03/28/13
Acting CFO	15,000			12.50	12/18/13
Secretary	20,000			19.50	05/19/14
	20,000			0.50	12/29/14

(1)	All options issued to Mr. Latorella expire five years from issue date. As such, the issue date is five years prior to expiration and all options were immediately vested upon issue.
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

In March  2007, Mr. Latorella resigned from the position of President and CEO. Mr. Latorella remains the Chairman of the Board.

In May 2007, Mr. Fields was elected by the Board of Directors to the position of President and CEO. Mr. Fields remains the Acting CFO.

DIRECTOR COMPENSATION

Compensation to independent members of the Board for services rendered during 2006 and through 2007 have been distributed in 2007.   Compensations for services rendered during 2008 have not yet been distributed.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

As of the close of business on May 11, 2009, there were 49,770,826 shares of Common Stock issued and outstanding.

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on May 11, 2009, by:

-Each of our directors;
-Each of our executive officers;
-Each person known to us to beneficially own more than 5% of either class of our common stock; and
-All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock underlying options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2008 are deemed outstanding, while such shares are not deemed outstanding for computing percentage ownership of any other person.  To our knowledge, except as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder.  Each of our directors and executive officers can be contacted at 100 Cummings Center, Suite 235M, Beverly, Massachusetts 01915.

	Common Stock
Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
Directors
Christian Williamson	858,880	1.7%
Richard Pyle	57,182	*
David Skerrett (1)	1,995	*
Patrick Murphy	-	*
James Ahearn	-	*
George Isaac	-	*
Bart Valdez	-	*

Officers
Geoffrey Lee	-
5% or More Shareholders
James C. Fields (3)	20,845,166	42%
Special Situation Funds (2)	1,410,000	2.8%
All directors and executive officers as a group (8 persons)	918,057	1.8%

*	Less than one percent of outstanding shares.

(1)   Consists of 225 held in IRA and 1,770 in trusts for which he is the custodian.
(2)   Includes 505,000 shares and 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special
        Situations Fund III, L.P. and 505,000 shares 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Private Equity Fund, L.P.
(3)  With respect to 19,866,461 of these shares, the Company understands that they were originally issued by the Company’s transfer agent to
       Dutchess Private Equities Fund, II LP in conversion of outstanding indebtedness and subsequently transferred to Mr. Fields. The issuance of these shares and their transfer to Mr. Fields is the subject of legal challenge by the Company. See Item 3, Legal Proceedings

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

Jon R. Latorella

The Board of Directors accepted the resignation of its President and Chief Executive Officer, Jon Latorella, effective March 23, 2007. Effective January 26, 2009 he ceased to be a member of our Board.   As part of his 2007 severance agreement, Mr. Latorella received $250,000.  He also entered into a consulting agreement with the Company where he was to receive $20,000 per month during his term of service.  As Chairman of the Board, Mr. Latorella was allowed to remain under LocatePlus Holdings Corporations health insurance policies with a monthly value of $1,240. Effective January 26, 2009, Mr. Latorella is no longer a member of the Board and all benefits associated with that position have ceased.

Incentive Stock Option

None

Use of Company Cars.

While Chairman of the Board, Mr. Latorella and his family were allowed use of two company cars, the value of which is approximately $15,000 annually.

James C. Fields

On February 23, 2009, Mr. Fields was removed as Chief Executive Officer by the Board of Directors.

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

Use of Company Cars.

Through February 23, 2009, Mr. Fields received a vehicle allowance of $1,000 per month in accordance with his employment agreement.

Item 13- Exhibits and Reports on Form 8-K

Reports of Form 8-K – 2008

On December 12, 2008, we filed a Form 8-K and reported under item 5.02 that at a meeting of the Board of Directors on December 1, 2008, the Board voted to extend an offer for the position of Director to George Isaac.  On December 11, 2008, Mr. Isaac accepted.

On November 7, 2008, we filed a Form 8-K and reported under item 5.02 that at a meeting of the Board of Directors on November 3, 2008, the Board voted to appoint current member, Christian Williamson as Chairman of the Board.

On October 9, 2008, we filed a Form 8-K and reported under item 5.02 that at a meeting for the Board of Directors on October 2, 2008, the Board voted to increase its size to nine members and authorized its CEO to offer the new Board seats to Christian Williamson and Richard Pyle to serve a one year term.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
During 2008, our principal accountant, Livingston & Haynes, P.C. (L&H) billed $87,500 in connection with the audit of our annual financial statements and the review of our quarterly financial statements.
Tax Fees
During 2008, L&H billed us $13,250 for tax related services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATEPLUS HOLDINGS CORPORATION

/s/ Geoffrey Lee
Geoffrey Lee, Interim President, Chief Executive Officer, and Treasurer

May 14, 2009

I, Geoffrey Lee, certify that:

1.   I have reviewed this annual report on Form 10-K of LocatePlus Holdings Corporation for the period ended December 31, 2008.

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

(b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Geoffrey Lee
Geoffrey Lee
Interim President, Chief Executive Officer, and Treasurer

May 14, 2009

* * *

In connection with the Annual Report of the Company on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Geoffrey Lee
Geoffrey Lee
Interim President, Chief Executive Officer, and Treasurer
May 14, 2009

Independent Auditors' Report

To the Stockholders and Board of Directors of
LocatePLUS Holdings Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation and its subsidiaries as of December 31, 2008, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2008, and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2008 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are disclosed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/LIVINGSTON & HAYNES, P.C.
Livingston & Haynes, P.C.
Wellesley, Massachusetts

April 1, 2009

LocatePLUS Holdings Corporation
Consolidated Balance Sheet December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$92,465
Accounts receivable, trade – net of allowance	510,964
Prepaid expenses and other current assets	222,820

Total current assets	$826,249

Property and equipment, net	715,553
Other assets	79,464

Total assets	$1,621,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,139,317
Accrued expenses	3,474,152
Deferred revenue	306,875
Current portion of capital lease obligation	-
Notes Payable	607,883
Convertible notes payable	2,586,992

Total current liabilities	$8,115,219

Long Term notes payable	247
Long Term Convertible notes payable	1,500,000

Total liabilities	$9,615,466

Commitments and contingencies

Stockholders’ equity:
Common Stock , $0.01 par value, 25,000,000 shares authorized
23,795,527 shares issued and outstanding at December 31, 2008	237,955
Additional paid-in capital	39,395,136
Warrants	3,627,194
Impairment on assets	(873,500)
Accumulated deficit	(50,380,985)

Total stockholders’ equity	$(7,994,200)

Total liabilities and stockholders’ equity	$1,621,266

See Independent Auditors’ Report and Notes to Consolidated Financial Statements.

LocatePLUS Holdings Company
Consolidated Statements of Operations

	For the years ended
	December 31,
	2008	2007

Revenues
Information sales – CD Rom	439,621	498,366
Information sales - online	5,456,026	5,537,453
Information sales - channel	2,111,816	2,302,550
Information sales - wireless	6,137	9,393

Total revenues	8,013,600	8,347,762

Costs and expenses:
Costs of revenues
CD Rom	90,710	48,219
Online and channel	1,600,583	1,577,157
Selling and marketing	1,591,405	1,462,923
General and administrative	5,366,167	6,047,279
Research and Development	194,728	157,867
Severance Expense	-	250,000

Total operating expenses	8,843,593	9,543,445

Operating loss	(829,993)	(1,195,683)

Other income (expense):
Interest income	-	48,383
Interest expense	(511,542)	(555,017)
Other income	7,924	10,310
Write Down of LT Accounts Receivable	-	(2,365,997)
Finance Related Expenses	-	(3,189,413)

Net loss	(1,333,611)	$(7,247,417)

Basic and diluted net loss per share	(.08)	(.76)

Shares used in computing basic and diluted net loss per share	16,538,323	9,536,248

See Independent Auditors’ Report and Notes to Consolidated Financial Statements.

LocatePLUS Holdings Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)
			Additional	Warrants	Stock			Total
	Common stock		paid-in		subscription	Impairment	Accum	stockholders’
	Shares	Amount	capital		receivable	on assets	deficit	equity (deficit)
Balance at December 31, 2006	7,363,857	73,639	38,957,425	3,107,702	-	(842,000)	(41,799,957)	(503,191)

Issuance of shares	4,033,800	40,338	260,991	584,676				886,005

Services performed for Stock
Adjustment to impairment						(19,350)		(19,350)
Net loss for the twelve months ended December 31, 2007							(7,247,418)	(7,247,418)
Balance at December 31, 2007	11,397,657	113,977	39,218,416	3,692,378	-	(861,350)	(49,047,375)	(6,883,954)

Issuance of shares	12,397,870	123,978	176,720	(65,184)				235,514

Services performed for Stock
Adjustment to impairment						(12,150)		(12,150)
Net loss for the twelve months ended December 31, 2008							(1,333,611)	(1,333,611)
Balance at December 31, 2008	23,795,527	237,955	39,395,136	3,627,194	-	(873,500)	(50,380,985)	(7,994,200)

See Independent Auditors’ Report and Notes to Consolidated Financial Statements.

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	(1,333,611)	(7,247,417)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property and equipment	562,728	722,575
Loss on disposal of fixed assets	1,836
Provision for doubtful accounts	(72,164)	23,219
Interest expense related to warrants issued with debt	343,225	2,475,910
Services performed and interest expense in exchange for stock	-	224,761
Stock Based Compensation Expense	26,636	76,568
Value Allowance for notes receivable	-	2,365,997
Amortization of intangible assets	-	-
Changes in assets and liabilities:
Accounts receivable	282,722	51,743
Prepaid expenses and other assets	169,789	(47,880)
Security Deposits	192,574	2,212,872
Accounts payable	(129,850)	(539,498)
Accrued expenses	47,652	877,247
Deferred revenue	147,574	(153,125)

Net cash used in operating activities	238,851	(1,039,334)

Cash flows from investing activities:
Principal repayment of purchased note receivable	-	41,617
Purchase of note receivable	-	-
Purchases of property and equipment	-	(14,712)

Net cash provided by investing activities	-	26,905

Cash flows from financing activities:
Repayment of debt	(204,650)	(1,647,163)
Proceeds from issuance of debt	-	2,780,000
Payments of obligations under capital lease	(37,878)	(54,088)
Proceeds from issuance of common stock and collection of stock
subscriptions receivable, net of issuance costs	-	-

Net cash provided by financing activities	(242,528)	1,078,749

Net (decrease) increase in cash and cash equivalents	(3,677)	66,320

Cash and cash equivalents, beginning of period	96,142	29,822

Cash and cash equivalents, end of period	92,465	96,142

Supplemental disclosures of cash flows information:
Cash paid for interest	-

Supplemental disclosure of non-cash investing and financing activities:
Relative fair value of detachable warrants issued in conjunction with convertible debt	-

See Independent Auditors' Report and Notes to Consolidated Financial Statements.

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

LocatePLUS Holdings Corporation (the “Company”) was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc.  In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc.  On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring.  Also, as part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc.  The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost.  In September 2003, the Company, through its newly formed wholly owned subsidiary Entersect Corporation, f.k.a Certifion Corporation, acquired all of the assets of Project Entersect Corporation.  The acquisition was accounted for as a purchase and is recorded with the Company's operations from the date of purchase through December 31, 2003.  In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc.  There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stock holders of Voice Power Technology in consideration for a two year non-competition agreement with these stock holders.  All intercompany accounts and transactions have been eliminated in consolidation.

The Company provides access to public information such as bankruptcies, real estate transactions, motor vehicles, and drivers’ licenses to commercial, private sector and law enforcement entities in the United States.  In 1999 and prior periods, this information was delivered to customers on compact disks.  In March 2000, the Company began providing information through the Internet and in 2002 began providing information through the use of handheld wireless devices.

Liquidity and Operations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred substantial losses in each of the last two years, and has incurred an accumulated deficit of approximately $50 million through December 31, 2008.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 29, 2005, the Company entered into an Investment Agreement where the Company received proceeds of $1,500,000 by issuing a note payable convertible into 300,000 shares of Common Stock at $5.00 per share.  The Company also issued a put to one investor through an equity agreement, which provides that the Company, subject to certain limitations, has the right to sell, at its discretion, up to $10 million in shares of the Company’s Common Stock to the investor at a purchase price equal to 93% of the lowest closing bid price for the Company’s Common Stock during a ten-day pricing period.  The number of shares that the Company may sell to that

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

investor is limited by the trading volume of the Company’s Common Stock and certain customary closing conditions. No shares have yet been sold under this agreement

On July 21, 2006 the Company entered into an Investment Agreement where the Company received proceeds of $750,000 by issuing a note payable convertible into shares of Common Stock at the lesser of $.70 per share or 75% of the lowest closing bid price during the 20 trading days next preceding the date of conversion.

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.  The second and third installments have not been advanced and both parties have agreed that they will not be.

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

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable.  The risk with respect to cash and cash equivalents is minimized by the Company’s policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities.  The financial stability of these financial institutions is constantly reviewed by senior management.  The notes receivable are placed with unrelated companies that are also reviewed by management.  Consequently, the carrying value of cash and cash equivalents, and notes receivable approximates their fair value based on the short-term maturities of these instruments.

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

Income Taxes

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The majority of the Company’s deferred tax asset has been established for the expected future benefit of net operating tax loss and credit carryforwards.  A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition

The Company provides access to public information such as bankruptcies, real estate transactions and motor vehicles and drivers’ licenses.  The Company provides this information as an online service through its website, wirelessly to handheld wireless devices, via XML over the Internet to Channel Partners, or through licenses of the information on compact disks.

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

Engineering services relate to integration services provided to a third party database provider with whom the Company has an arrangement whereby the Company provides the third party access to the Company’s database.  Revenue is recognized over the term of the contract when there is evidence of an arrangement, the fees are fixed or determinable, and collectability is reasonabily assured.

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

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

Software development costs are generally charged to operations as incurred, as they relate to ongoing maintenance of data and the Company’s website.  The Company evaluates certain software development costs for capitalization in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Costs incurred relating to the Company’s own personnel and outside consultants who are directly associated with software developed for internal use may be capitalized.  Costs eligible for capitalization under SOP 98-1 have been immaterial to date.

Stock Compensation Plans
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company applied the disclosure only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure" (SFAS 148") for employee stock option awards for the twelve months ended December 31, 2005.  Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below.

Year Ended December 31
2005

Net loss – reported	$ (5,600,176)
Amortization of stock compensation expense	(1,289,122)
Pro forma net loss	$ (6,889,298)
Pro forma net loss per share – basic and diluted	$(1.92)

In 2005, the fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 30%; average risk-free interest rate of 4.37%; and an expected option holding period of 6 years.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method.  No stock-based compensation expense was recognized in the income statement for the year ended December 31, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the Company’s financial statements for the year ended December 31, 2005.

Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.  Total stock-based compensation expense recognized in the income statement for the year ended December 31, 2006 was $102,558

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow on a prospective basis upon adoption.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the years ended December 31, 2007 and 2006 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the twelve months ended
	December 31
	2008	2007
Expected life	6 years	6 years
Volatility	33%	31%
Risk free interest rate	4.54%	4.86%
Dividend yields	-	-
Weighted-average fair value of options granted during the period	-	-

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

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

Recent Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for non-monetary exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs.  SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date.  The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives.  In February 2008 the Financial Accounting Standards Board (FASB) approved the FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed as fair value in the financial statements on a nonrecurring basis.  FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007.  The provisions of SFAS No. 157 are applied prospectively.  The Company has decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These include fixed assets.  The effect of adopting SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated deficit was required.  The Company is currently unable to quantify the effect, if any, that the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have on its financial condition and results of operations.

The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, current portions of capital lease obligations, current portion of notes payable and convertible notes payable approximate fair value because the best valuation for them is the use in the business and the short maturity of those instruments.  The long-term portion of notes payable is at 12% per annum and approximates fair value.

3.	Accounts Receivable, Trade

Trade accounts receivable are presented net of an allowance for doubtful collections of $102,000 at December 31, 2008.  In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

4.	Prepaid Expenses and other Current Assets

Prepaid expenses and other current assets consists of approximately $122,917 in fees for financing that are being amortized over the length of the term and a $75,000 note payable due for services to be rendered through a consulting agreement..

5.	Notes Receivable

Demand promissory note receivable from an unrelated leasing company, with interest at 11%.  One million dollars was advanced to the leasing company near the end of 2002 as proceeds from the Company’s initial public offering were collected.  There is no business relationship between the Company and this leasing company or any officers or directors of either company. At December 31, 2004, substantial doubt existed on collectability of these balances.  An allowance of $500,000 was recorded against the outstanding balance.  The remaining principal balance at December 31, 2005 was $358,508. As of December 31, 2006, the Company fully allowed for the remaining principal balance. At December 31, 2007 there was no activity on this receivable and management chose to write the receivable off.

7.	Property and Equipment
Property and equipment at December 31, 2008, consists of the following:

Equipment	$4,597,245
Vehicles	22,343
Software	918,920
Furniture and fixtures	389,783
Leasehold improvements	624,142

6,552,433

Less accumulated depreciation and
amortization	5,836,880

Property and equipment, net	$715,553

Depreciation and amortization expense was $503,908 and $722,575 for the years ended December 31, 2008 and 2007, respectively.

8.	Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following at December 31, 2008:

Deferred financing costs	122,917
ST Note Payable	75,000
Other	24,903
Total	$ 222,820

9.	Long –Term Receivable
At year-end, December 2006, under the terms of a negotiated agreement, the Company converted $4.2 million held by one customer that it was carrying in accounts receivable into a long term receivable with a net carrying value of $2.3 million.  At December 31, 2007, based on payment history, the Company was unable to determine the likelihood of collecting on this receivable.  As a result, the Company has written down the remaining balance to $0 expensing $2.3 million during 2007.  Any future payments received by the Company under the terms of this receivable will be recognized as other income.  As of December 31, 2008, no additional payments had been received.

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

10.	Other Assets

Other assets consist of the following at December 31, 2008

Restricted trading securities	$ 1,500
Security deposits	77,964

Total	$ 79,464

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV.  These shares were acquired as part of an agreement to provide service and data to DEH.  The service and data was at valued at $875,000.  At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000.  Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $894,000, as such 200,000 shares were exchanged for the service.  At December 31, 2007, the 10-day trailing average closing price was $.09 per share, or the value of the shares was $18,200. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount.  The company recorded an impairment of $873,500 and the adjusted carrying value is now $1,500.

11.	Accrued Expenses

Accrued expenses consist of the following at December 31, 2008:

Payroll and related taxes	$ 87,931
Accounting, legal and professional fees	91,000
Finance Related Expenses	3,227,400
Other	67,821

Total	$ 3,474,152

12.	Notes Payable

Convertible promissory note, due on demand that bears interest at the rate of 12% per annum.  The note is convertible into 44,444 shares of Class A Voting Common Stock at the note holder’s option.  The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum.  The balance of this debt at December 31, 2008, is $102,000.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. As of December 31, 2008 the balance on these notes remains unpaid and the notes are now classified as demand.

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

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

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

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

Also in connection with the sale and issuance of the Debentures, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006.  Pursuant to the terms of the Settlement, the Company immediately paid a cash amount of $1,500,000 with two additional cash payments in the amount of $300,000 each to be made on the date that (i) the Company files the Registration Statement (or, if earlier, within 45 days) and (ii) the Registration Statement is declared effective (or, if earlier, within 145 days).  The Company also issued a Note in the amount of $1,500,000 and agreed to reduce to $0.10 per share the exercise price of the warrants issued to Dutchess.  Dutchess agreed to terminate any security interest in the Company’s assets upon the Initial Payment.

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

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

13.           Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2012.  Rent expense amounted to $544,199and $584,513 during 2008 and 2007, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

Year ending December 31,
2009	482,887
2010	482,887
2011	482,887
2012	80,481
Total	$ 1,529,144

Capital Leases
The Company acquired equipment under long-term capital leases. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases.

As of December 31, 2008 no balance remained due on capital leases.

License Agreements

The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers.  In 2008 and 2007, the Company recorded $1,600,583 and $1,577,157 respectively in costs related to these agreements.  In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data.  The Company is required to make minimum payments under these agreements as follows:

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

The following represents the contractual obligation and commercial commitments as of December 31, 2008.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$4,792,738	$ 3,292,738	$ 1,500,000	-
Operating Leases	1,590,455	544,199	1,046,256	-
License Agreements	1,542,495	304,166	718,331-	519,998
Total	$ 7,925,688	$ 4,141,103	$ 3,264,587	$ 519,998

The Company’s operations depend upon information that includes public records.  If material changes were to occur in federal or state laws regulating or prohibiting the distribution of public records, particularly credit header records, the Company’s financial condition and results of operations could be materially affected.  In the event that such a termination occurred, management believes it could acquire replacement data from other sources; however, such termination might have an adverse effect on the Company’s operations.

Legal Proceedings

The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business.  Management believes the outcome of any pending or known matters will not have a materially adverse effect on the Company’s financial position or results of operations.

14.           Income Taxes

Deferred tax assets consist of the following at December 31:

2008

Net operating loss carry forwards	$14,735,000
Stock based compensation	450,000
Bad debt reserve	44,400
Investment loss	5,000

Gross deferred tax assets	15,234,400

Valuation allowance	(15,234,400)

$ -

The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured.  As the Company achieves

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

At December 31, 2008, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $37 million and $20 million respectively.  The federal and state net operating loss carryforwards expire through 2026.

Certain substantial changes in the Company’s ownership may occur.  As a result, under the provisions of the Internal Revenue Code, the amount of net operating loss carryforwards available annually to offset future taxable income may be limited.  The amount of this annual limitation is determined based upon the Company’s value prior to the ownership changes taking place.  Subsequent ownership changes could further affect the limitation in future years.

15.	Common Stock

Description of Common Stock

On March 23, 2001, the Company amended its articles of incorporation wherein it renamed all of the authorized 150,000,000 shares of common stock, par value $0.01 per share, Class A Voting Common Stock and authorized the issuance of 250,000,000 shares of Class B Non-voting Common Stock.

Each Class A Voting Common stockholder is entitled to one vote for each share held on all matters submitted to a vote of stockholders.  The holders of both classes of common stock are entitled to dividends on a pro rata basis, when and if declared by the Company’s board of directors.  Through December 31, 2004, no dividends have been declared or paid.

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

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

incorporated the following assumptions: 0% dividend yield, 34% volatility, 4.1% average risk-free interest rate, a ten-year life and an underlying Common Stock.

As of December 31, 2006, there were a total of 3,088,342 options and warrants outside the Stock Plans.

16.	Stock Option Plans

On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the “1999 Plan”).  Under the terms of the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors.  The Board of Directors administers the Plan.  A maximum of 15,000,000, shares, or 300,000 after adjusting for the reverse split, of Class A Voting Common Stock has been approved for issuance under the 1999 Plan of which 6,061 post split shares are available for grant at December 31, 2008.  The options are not transferable except by will or domestic relations order.

On March 28, 2003, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan (the “2003 Plan”) which was approved by the stockholders at the May 29, 2003 annual meeting.  Under the terms of the 2003 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors.  The Board of Directors administers the 2003 Plan.  A maximum of 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class A Voting Common Stock and 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class B Non-Voting Common Stock, or a combined total of 1,000,000 post split shares have been approved for issuance under the 2003 Plan of which 486,000 are available for grant at December 31, 2008.  The options are not transferable except by will or domestic relations order.

The Board of Directors determines the exercise price and vesting period of the options at the date of grant.  The exercise price for incentive stock options shall not be less than 100% of the fair market value of the Company’s stock on the date of grant.  The option exercise period will not exceed ten years from the date of grant.  The options are generally fully exercisable when issued to directors and consultants and exercisable 25% per year and continuing over four years for employees (based on continual employment). If a grantee owns stock representing more than 10% of the outstanding shares on the date such an incentive option is granted, the price shall be at least 110% of fair market value and the maximum term of the options will be five years.  The following table presents activity under the Plans adjusting for the reverse split for the years ended December 31, 2006, 2005, and 2004:

		Weighted
		average
		exercise
	Shares	price

Outstanding at December 31, 2004	693,290	30.96
Issued	10,200	17.00
Exercised	-	-
Canceled	(3,364)	11.00

Outstanding at December 31, 2005	700,126	30.86
Issued	-	-
Exercised	-	-
Canceled	(150)	10.00

Outstanding at December 31, 2006	700,126	30.54

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

The following summarizes information relating to options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise		contractual	exercise		exercise
price	Shares	life (years)	price	Shares	price

$0.00 - 10.00	234,151	4.20	$ 9.66	207,076	$ 9.65

$10.00 - 15.00	109,625	5.85	$ 12.51	109,275	$ 12.51

$15.00-75.00	356,000	6.26	$ 49.88	348,000	$ 50.59
	699,976	5.51	$ 30.56	664,351	$ 31.56

17.	Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees.  The Company may make discretionary matching contributions up to 1% of employee contributions.  Company contributions vest ratably over a six-year period.  Company matching contributions amounted to $9,416 and $6,214 in 2008 and 2007, respectively.

18.	Segment Information

The Company has two reportable segments which management operates as distinct sales organizations; these two segments are segregated by the nature of products and services provided.  The Company measures and evaluates its two reportable segments based on revenues and costs of revenues.  The CD ROM segment provides information on motor vehicles and drivers’ licenses, contained on compact disks.  The online segment provides information on individuals throughout the United States of America through the Company’s website.  No material operating costs, other than costs of revenues, or assets and liabilities relate to the CD ROM segment.

	For the year ended December 31,
	2008	2007
Reportable segment sales:
CD Rom	439,621	498,366
Online and Channel	7,567,842	7,840,003
Total reportable segment sales	8,007,463	8,338,369

Costs of Segment sales:
CD Rom	90,710	48,219
Online and Channel	1,600,583	1,577,157
Total costs of reportable segment sales	1,691,293	1,625,376

19.	Subsequent Events

     The Company filed an 8-K on January 26, 2009 announcing that it had received the consent of a majority  of  the  shareholders  of  record  to amend the Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Corporation  from  25,000,000  shares  to  50,000,000  shares and to  the  elimination of the current classification  of  the  Directors  into  different terms and replacement with a uniform  one  year  term  for all directors, the reduction of the Board to seven members and the election of the following individuals to the Board of Directors:

Dr. Christian T. Williamson
Richard L. Pyle
David Skerrett

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

Ralph Caruso
Patrick F. Murphy
James Ahern
George G. Isaac

CHRISTIAN T. WILLIAMSON, Ph.D., 35, Chairman of the Board, is currently Vice President of Global Market Strategies at Trojan Technologies a subsidiary of Danaher Corporation, a $10 Billion industrial conglomerate which operates within multiple platforms including water treatment. Dr. Williamson joined Trojan in 2001 through the acquisition of Advanced UV Solutions and was promoted to Vice-President, Global Market Strategies in January 2008 - Executive Team Member. Prior to that, Dr. Williamson was Managing Director, Environmental Contaminant Treatment since 2001 in Trojan. Prior to that Dr. Williamson was Managing Partner for Advanced UV Solutions, LLP, a "spin-off" of the consulting firm Hydro Geo Chem, Inc. The main goal of AUVS was to liquidate the asset for Hydro Geo Chem through the sale of the AUVS Company. Dr. Williamson holds a B.S. in Engineering Mathematics and a Doctorate in Hydrology with an emphasis in Systems Engineering from The University of Arizona.

RICHARD L. PYLE, Ph.D., 64, Director, holds a bachelors in physics, an MBA, and a doctorate in business. He is a former professor of management in the University of Massachusetts system. In addition to an academic and theoretical perspective on business management, he also brings years of management experience across a broad range of manufacturing industries. In particular, he brings the sales / manufacturing / distribution perspective and experience of being an owner/manager of a sales and marketing related business. He also provides consulting services to other businesses and is a commercial real estate investor and property manager. Dr. Pyle also enjoys philanthropic work and public service. The focus of his charitable work has been with children, youth, and in higher education. Dr. Pyle has been the CEO of Continental Consolidated, Inc. of Worcester, MA. since January 1993

DAVID SKERRETT, 57, has been Vice President of the Middlesex Corporation for 23 years. Middlesex Corporation is in the top 400 heavy civil construction companies in the nation with $140 million in revenue. Mr. Skerrett holds a Bachelor of Engineering from College of Technology. Mr. Skerrett is currently a member of the Board of Directors and is being nominated to serve an additional one year term.

RALPH CARUSO 57, is the founder and President of Caruso Companies, a conglomerate involved in many facets of industrial construction that has been in business for over 25 years. Mr. Caruso is currently a member of the Board of Directors and is being nominated to serve an additional two year term.

PATRICK F. MURPHY, J.D.,55, Director, is the Chairman of the Pulsar Network, Inc. Board of Directors. A graduate of the Harvard Law School practicing in Massachusetts, he also provides consulting services to growing businesses. He is familiar with government relations, public relations, and has experience in developing resources and assets. Prior to his career in law he was a manager at a prominent social service agency and handled personnel and operation issues in a crisis-based environment. For the past ten (10) years since September of 1998, Mr. Murphy has been an attorney for the Commonwealth of Massachusetts Department of Mental Retardation. Mr. Murphy beneficially owns no shares of the Common Stock of the Company. The business address of Mr. Murphy is 68 N. Main St. Ste. 101 Carver, MA 02330.

JAMES AHERN, 68, Director, is the COO of the Tracy Group, a Casino Management and Development Company. The Tracy Group focuses on work-out strategies, development of management and marketing strategies, and ground-up development for a variety of clients. Prior to joining the Tracy Group, Mr. Ahearn had extensive experience in executive management in a variety of areas including 30 years experience with the Federal Bureau of Investigation where he was nominated by the Director of the FBI for the highest award for executive service in the U.S. Department of Justice. Mr. Ahearn recently served on the Board of Directors, and acted as a consultant to Trackpower, Inc., a company operating two race

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

tracks/casinos in New York State. He has held gaming licenses in New York, Arizona, Oregon and Washington, as well as the National Indian Gaming Commission.

GEORGE G. ISAAC, CPA , 63, Director and Audit Committee Chairman is a Massachusetts Certified Public Accountant and is affiliated with Massachusetts Board of Certified Public Accountants and the American Institute of Certified Public Accountants. He is well experienced in all areas of financial management having practiced as a CPA for 25 years within a financial career that reaches back nearly 40 years. His experience includes management, business consulting, budgeting, managerial accounting, risk management, internal controls, tax advice and preparation, financial planning and reporting, audit functions, banking functions, and all treasury functions including SEC compliance. Specifically, his current practice involves services as a consulting CFO. In the past he has served as CFO for a publicly traded company, a managing partner of a public accounting firm, has managed a commercial office building. As a board member of a community bank and a publicly traded company he has served as a member and is familiar with the functioning of board audit committees, executive committees, and compensation committees. His experience includes the negotiation of significant expansion and growth credit availability but also downsizing to maintain profitability where necessary. He is proficient in Russian and German. For the past five years Mr. Isaac has served as a consulting Chief Financial Officer for several closely businesses in Massachusetts with responsibility for all financial planning and reporting, tax preparation, banking and related treasury functions for each of his clients.

     On January 30, 2009 the Company announced that at a meeting of the Board of Directors held on January 29, 2009, the Board voted to appoint current Director, Patrick Murphy to the position of Corporate Secretary.

     On  February  23,  2009, the Company announced that at a meeting of the Board of Directors  held  on February 18, 2009, the Board of Directors voted to terminate the  employment  of James C. Fields, the then current President, Chief Executive Officer,  Acting Chief Financial Officer and Treasurer. Following this decision, the  Board voted to appoint Geoffrey Lee, President of Entersect, a wholly owned subsidiary  of  LocatePLUS  Holdings  and  Vice President of Online Services for LocatePLUS  as Interim Chief Executive Officer and President. At a Board meeting held  on February 24, 2009, the Board elected Mr. Lee to the additional position of  Acting  Treasurer.  It  is  the intent of the Board of Directors to actively pursue  and interview qualified candidates within a reasonable amount of time to fill  the  permanent  position  of President and CEO and the position of CFO and Treasurer.

  Mr.  Lee  has served as the President of Entersect, a wholly owned subsidiary of LocatePLUS  since  July  2003  and  Vice  President of LocatePLUS Holdings since January  2008.  Mr.  Lee joined LocatePLUS in July 2007 as the Vice President of Online  Services.  Prior  to  joining  LocatePlus,  Mr.  Lee  was a key business development  executive with CDB Infotek; a pioneer in the investigative database market.  After  years  of  significant  growth,  CDB  Infotek  was  acquired  by Choicepoint  as  their  initial  entry into the public records industry. Mr. Lee served  with  several  other  public  record  providers and has over 18 years of experience  in  the record retrieval industry. Mr. Lee is a former municipal and military police officer having served with the United States Army, Reserve for 8 years.  He  is active in the community as a board member with various non-profit organizations  including  youth  sports,  medical  outreach  and  juvenile rehabilitation  programs.  Mr. Lee has a Bachelor of Arts in Psychology from the California  State  University.

  On April 3, 2009, a lawsuit styled LocatePLUS Holdings Corp., v. Dutchess Capital Management, LLC, et al., was filed in Suffolk County Superior Court, in Massachusetts (Case No. 09-385-A).  LocatePLUS is seeking the return and cancelation of 19,866,461 shares of stock improperly converted by Dutchess Capital Management, LLC and its related entities (“Dutchess”).  Specifically, the lawsuit alleges that Dutchess breached the debenture agreements between LocatePLUS and Dutchess by converting more stock than the maximum allowable under the agreements (4.99%).  In addition, the lawsuit alleges that Dutchess violated Massachusetts state law by charging usurious interest and by knowingly and willfully committing unfair and deceptive acts or practices. The suit also names the former President and CEO, James Fields as an improper transferee of these shares. The lawsuit seeks, among others, a temporary restraining order and a preliminary injunction enjoining Dutchess and Fields from transferring the improperly-converted stock and from voting the stock on any corporate matters until an arbitration can be completed , seeks the return and destruction of the improperly-converted stock, requests unspecified compensatory damages and costs, and prays for such other relief as the court deems proper.  Dutchess and Fields have answered denying liability. Fields has counter-claimed for amounts due under the severance provisions in his employment agreement.    LocatePLUS intends to pursue the claims vigorously and to defend against the counter-claim to protect the interests of its shareholders.

At this time management does not feel it is necessary to record any liabilities or assets  in conjunction with the above referenced case and counter.

See Independent Auditors Report

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements -(continued)

Exhibit 23.5

We consent to the use in this Annual Report on Form 10-K of our report dated April 1, 2009 relating to the consolidated financial statement of LocatePLUS Holdings Corporation for the year ended December 31, 2008, which appear in such Annual Report.

--------------------------------
LIVINGSTON AND HAYNES, P.C
Wellesley, Massachusetts
May 14, 2009