Form 10-Q
period 2009-03-31
LOCATEPLUS HOLDINGS CORP
filed 2009-05-29
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________ .

Commission File Number 000-49957

LocatePLUS Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3332304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cummings Center, Suite 235m, Beverly, MA	01915
(Address of principal executive offices)	(Zip Code)

(978) 921-2727
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of Common Stock outstanding at May 26, 2009 was 49,770,826.

* * *

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements

LocatePLUS Holdings Corporation
Consolidated Condensed Balance Sheets
	March 31, 2009 (un-audited)	December 31, 2008 -
Assets
Current assets:
Cash and cash equivalents	$126,675	$92,465
Accounts receivable	539,099	510,964
Prepaid expenses and other current assets	197,205	222,820

Total current assets	862,979	826,249

Property and equipment, net	663,334	715,553
Other assets	70,340	79,464

Total assets	$1,596,653	$1,621,266

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	1,071,141	1,139,317
Accrued expenses	3,449,463	3,474,152
Deferred revenue	403,955	306,875
Current Notes Payable	122,478	607,883
Current Convertible notes payable	2,810,799	2,586,992

Total current liabilities	7,857,836	8,115,219

Notes payable	-	247
Long Term Convertible notes payable	1,500,000	1,500,000

Total liabilities	9,357,836	9,615,466

Commitments and contingencies

Stockholders’ equity:
Common Stock , $0.01 par value, 50,000,000 shares authorized
47,970,826shares issued and outstanding at March 31, 2009	479,708	237,955
Additional paid-in capital	39,372,198	39,395,136
Warrants	3,627,194	3,627,194
Impairment on Assets	(873,500)	(873,500)
Accumulated deficit	(50,366,783)	(50,380,985)

Total stockholders’ equity	(7,761,183)	(7,994,200)

Total liabilities and stockholders’ equity	1,596,653	1,621,266

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Company
Consolidated Statement of Operations

	For the three months ended March 31,
	2009	2008

Revenues
Information Sales – CD Rom	$109,969	$124,109
Information Sales - Online	1,378,114	1,399,261
Information Sales - Channel	325,206	588,036
Information Sales - Wireless	1,249	1,819

Total revenues	1,814,538	2,113,225

Costs and expenses:
Costs of revenues
CD Rom	5,813	6,169
Online and Channel	336,652	341,491
Selling and marketing	311,177	368,703
General and administrative	1,004,944	1,338,566
Research and development	28,898	37,831

Total operating expenses	1,687,484	2,092,760

Operating Income	127,054	20,465

Other income (expense):
Interest expense	(115,611)	(228,775)
Other income (expense)	2,650	1,558

Net income (loss)	$14,093	$(206,752)

Basic net income (loss) per share	$.00	$(0.01)

Fully diluted net imcome (loss) per share	$.00	$(.0.01)

Shares used in computing basic net income (loss) per share	28,508,260	11,821,501

Shares used in computing fully diluted net income (loss) per share	501,283,455	11,821,501

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statement of Cash Flows

	For the three March	months ended 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$14,093	$(206,752)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization of property and equipment	52,219	174,260
Provision for doubtful accounts	(20,000)	(47,750)
Interest expense related to warrants issued with debt	85,806	74,585
Stock Based Compensation	-	6,559
Changes in assets and liabilities:
Accounts receivable	(8,134)	108,069
Prepaid expenses and other assets	25,615	(77,646)
Accounts payable	(170,175)	(123,021)
Accrued expenses	(24,689)	(13,502)
Deferred revenue	97,079	153,507
Security deposits	9,124	-

Net cash provided by operating activities	60,938	48,309

Cash flows from investing activities:
Purchases of property and equipment	-	(1,231)

Net cash used in investing activities	-	(1,231)

Cash flows from financing activities:
Repayment of debt	(26,728)	(51,658)
Payments of obligations under capital lease	-	(11,010)

Net cash used in financing activities	(26,728)	(62,668)

Net increase (decrease) in cash and cash equivalents	34,210	(15,590)

Cash and cash equivalents, beginning of period	92,465	96,142

Cash and cash equivalents, end of period	$126,675	$80,552

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

1.	Nature of Business and Basis of Presentation

LocatePLUS Holdings Corporation (the “Company”) was initially incorporated in Massachusetts in 1996 as Worldwide Information, Inc.  In July 1999, the Company reincorporated in Delaware and changed its name to LocatePLUS.com, Inc.  On August 1, 2001, the Company changed its name from LocatePLUS.com, Inc. to LocatePLUS Holdings Corporation as part of a corporate restructuring.  Also, as part of the restructuring, the Company created two wholly-owned subsidiaries, LocatePLUS Corporation and Worldwide Information, Inc.  The restructuring was completed by commonly-controlled entities and, accordingly, was accounted for based on historical cost.  In September 2003, the Company, through its newly formed wholly owned subsidiary Corporation, f.k.a Certifion Corporation, acquired all of the assets of Project Entersect Corporation.  The acquisition was accounted for as a purchase and is recorded with the Company's operations from the date of purchase through December 31, 2003.  In October 2003, the Company merged Voice Power Technology into its newly formed wholly owned subsidiary Dataphant, Inc.  There were no assets acquired in this acquisition and the Company issued 2,500,000 shares of its Class B Non-Voting common stock to the stockholders of Voice Power Technology in consideration for a two year non-competition agreement with these stockholders.  On January 6, 2004, the Company formed Metrigenics, Inc, a wholly-owned subsidiary.  All inter-company accounts and transactions have been eliminated in consolidation.

The Company provides access to public information such as bankruptcy filings, real estate transactions, motor vehicle records, and drivers’ licenses to commercial, private sector and law enforcement entities in the United States.  In 1999 and prior periods, this information was delivered to customers on compact disks.  In March 2000, the Company began providing information through the Internet and in 2002 began providing information through the use of handheld wireless devices.

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

Un-audited Interim Financial Statements
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation’s annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements.  The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2009 and the results of operations and cash flows for the three months then ended.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, which are contained in LocatePLUS Holdings Corporation’s Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on May 14, 2009.

Liquidity and Operations
The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred significant net losses in each of the last two years..  In addition, the Company has incurred an accumulated deficit of approximately $50 million through March 31, 2009.  The Company raised approximately $3 million and $1.3 million through the issuance of debt and equity during 2007 and 2006 respectively.

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
F Warrants to purchase 1,500,000 shares of common stock at $0.01 per share.

2.      Other Assets

Other assets consist of the following at March 31, 2009:

Restricted trading securities	$ 1,500
Security deposits and other	68,840

Total	$ 70,340

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc. (DEH), which trades over the counter under the symbol DTEV.  These shares were acquired as part of an agreement to provide service and data to DEH.  The service and data was valued at $875,000.  At the time the service and data was valued, November 22, 2004, the trailing 10 day average closing price of DTEV was $5.96 per share, or $1,192,000.  Due to the fact that these shares were restricted, a mutually agreed upon 25% liquidity discount was applied to the value, or $875,000, as such 200,000 shares were exchanged for the service.  At December 31, 2008, the 10-day trailing average closing price was $0.01 per share, or the value of the shares was $2,000. An impairment to the current value has been recorded to adjust the security carrying value to the original 25% discount.  The company recorded an impairment of $873,500 and the adjusted carrying value is now $1,500.

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

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended March 31, 2009 and March 31, 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the three months ended
	March
	2009	2008
Expected life	6 years	6 years
Volatility	33%	31%
Risk free interest rate	4.54%	4.86%
Dividend yields	-	-
Weighted-average fair value of options granted during the period	-	-

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2009 and 2008, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

5.      Legal Proceedings

On September 15, 2008, Carl L. Green on behalf of Dawn Martinson Green, a stockholder, filed a complaint against the Company, James Fields, and Jon Latorella,, Carl Green et al v LocatePlus Holdings et al, Delaware Court of Chancery C.A. No 4032-CC. . The defendants have moved to dismiss and moved for a more definite statement. The Plaintiffs generally allege that the individual defendants somehow acted wrongfully when they agreed to allow certain debt to be exchanged for stock. The Plaintiffs allege against the individual defendants that as directors they breached their duty of loyalty by "enriching and entrenching" themselves and that they engaged in self-dealing by diluting the shares of the Company for the purpose of entrenching themselves. Against the Company the plaintiffs allege that the Company failed to allow an inspection of books and records. On March 15, 2009, the court granted the Company’s motion to dismiss the complaint.

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

	For the three months ended March 31,
	2009	2008
Reportable segment sales:
CD Rom	$ 109,969	$ 124,109
Online and Channel	1,703,320	1,987,297
Total reportable segment sales	1,813,289	2,111,406

Costs of Segment sales:
CD Rom	5,813	6,169
Online and Channel	336,652	341,491
Total costs of reportable segment sales	342,465	347,660

7.           Net Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding during the period.  The Company’s Common Stock potentially issuable upon the exercise of stock options and warrants are anti-dilutive for the period ending March 31, 2008 and were not included in the computations for the diluted net loss per share.

8.      Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our un-audited consolidated financial statements and related notes included elsewhere in this quarterly report.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, each as amended.  Such forward-looking statements are based on current information and expectations and are subject to certain risks and uncertainties that may cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to, uncertainties relating to our ability to successfully compete in our industry, uncertainties regarding our ability to obtain financial and other resources for our product development and commercial activities, and uncertainties relating to privacy regulations.  These factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made.  Further discussion of risk factors is also available in our registration statements filed with the Securities and Exchange Commission.

Overview

The LocatePLUS Group is a business-to-business and business-to-government provider of public information via our proprietary data integration solutions.  Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information™, that enables users to search certain motor vehicle records and driver’s license information in multiple states through a dynamic search engine, using complete or partial information.  Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS™.  Our LocatePLUS™ product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  Since September 2003, our wholly-owned subsidiary, Certifion, has offered personal information for self-certification purposes through its Entersect™ product.

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

On September 1, 2003, through our newly formed wholly-owned subsidiary Corporation, f.k.a Certifion Corporation, we acquired all the assets of Project Entersect Corporation in consideration for $62,662.  The acquisition was accounted for as a purchase and is recorded and reflected with our operations from the time of purchase.  The subsidiary operates under the trade name Entersect.  Entersect provides a self-identification and validation service for online job posting and dating sites.

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

Although our products consist primarily of publicly available – and therefore non-proprietary – information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently.  In addition, our LocatePLUS™ product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual.

During the quarter ended June 30, 2003 we launched our new patent-pending Bull's-Eye technology, which is currently integrated into a LocatePLUS™ product.  Bull's-Eye is the first search tool in our industry that allows users to correctly identify a person's current address based upon certain currently available information. Typically, when a search is performed on an individual using competing technologies, a number of addresses are pulled from a database of public records. Bull's-Eye enhances or improves the search process by cross-referencing current public utility and telephone records with historical data to more accurately identify a person's current address.  We have also sought patent protection with respect to aspects of our CareerScan™ and TrustmeID™ products.

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

Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with related data providers.  In the three months ended March 31, 2009 and 2008, we recorded $336,652 and $341,491 respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable.  Interest expense is primarily attributable to various notes issued through March 31, 2009.  As of March 31, 2009, we had gross notes payable (current and long-term) totaling $4,649,760.

Although we have incurred significant net losses since our inception, for the three months ended March 31, 2009, we recorded a net profit of $18,273 as compared to a net loss for the three months ended March 31, 2008 of approximately $200,000  Our accumulated deficit as of March 31, 2009 was approximately $50 million.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues.  Revenues from our Worldwide InformationTM CD-ROM product decreased to $109,969 for the three months ended March 31, 2009 from $124,109 for the three months ended March 31, 2008, a decrease of 11%.  Revenues from our Internet-based products decreased to $1,378,114 for the three months ended March 31, 2009, as compared to $1,399,261 for the three months ended March 31, 2008, a decrease of 1.5%.  Revenue from channel partners decreased to $325,206 from $588,036 a decrease of 45%. Revenues from our wireless product, LocatePLUS AnyWhere™, were $1,249 during the three months ended March 31, 2009 as compared to $1,819 during the three months ended March 31, 2008, an increase of 31%.

Costs of revenues.  For the three months ended March 31, 2009, costs of revenues for Worldwide InformationTM were $5,813 as compared to $6,169 for the three months ended March 31, 2008, a decrease of 6%. For the three months ended March 31, 2009, our costs of revenues associated with LocatePLUS™ online and channel were $336,652 as compared to $341,491 for the three months ended March 31, 2008, a decrease of 1%.

Selling and marketing expenses.  Selling and marketing expenses for the three months ended March 31, 2009 were $311,177 as compared to $368,703 for the three months ended March 31, 2008, a decrease of 16%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2009 were $1000,764 as compared to $1,338,567 for the three months ended March 31, 2008, a decrease of 25%.

Research and Development expenses.  Research and development expenses for the three months ended March 31, 2009 were $28,898 as compared to $37,831 for the three months ended March 31, 2008, a decrease of 24%. This decrease is attributable to downsizing of personnel.

Severance expense. No severance expense was recorded for the three months ended March 31, 2009 or for the three months ended March 31, 2008

Interest income.  No interest income was recorded for the three months ended March 31, 2009 or for the three months ended March 31, 2008.

Interest expense.  Interest expense decreased to $115,611for the three months ended March 31, 2009, from $228,775 for the three months ended March 31, 2008, an decrease of 49%.  This expense is primarily attributable to interest payments being made on certain notes payable.

Other Income. Other income increased to $2,650 for the three months ended March 31, 2009, up from other income of $1,558 for the three months ended March 31, 2008, an increase of 70%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Financing Related Expenses.  No financing related expenses were recorded for the three months ended March 31, 2009 or for the three months ended March 31, 2008.

Liquidity and Capital Resources

From our incorporation in 1996 through December 31, 2008, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As of March 31, 2009, our cash and cash equivalents totaled $126,675.

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

All of the notes are convertible, and the warrants are exercisable, first into as many shares of our Class A Voting Common Stock, par value $0.01 per share, as are available for issuance at the time of conversion or exercise, and then into shares of our Class B Non-Voting Common Stock, par value $0.01 per share.  As part of our agreement with these investors, we agreed to seek the approval from our stockholders of the recapitalization of each outstanding share of our Class A Voting Common Stock and our Class B Non-Voting Common Stock into a single class of voting common stock, as well as a one-for-fifty reverse split of this new class of common stock Upon approval these measures, the notes automatically convert into shares of the new class of common stock, and any unexercised warrants will be exercisable for shares of that class of stock as well.  Without taking into consideration interest payable on the notes, the notes are convertible into 89,650,000 shares of our common stock (regardless of class) at a current conversion rate of $0.10 per share and the warrants are exercisable for ten years from the date they were issued for up to 41,189,000 shares of our common stock (regardless of class) at a current exercise price of $0.15 per share.  The conversion price of the notes and the exercise price of the warrants are each subject adjustment for a variety of events, including, for example, payment of dividends, certain mergers or asset sales, and certain securities issuances.  In conjunction with this offering, we also entered into related Registration Rights and Voting Agreements.  On November 14, 2005, at the annual meeting of the shareholders, the recapitalization was approved by a majority of the outstanding shares of both classes of stock.  On December 12, 2005, we completed the plan of recapitalization which triggered the mandatory conversion of certain notes payable in the amount of $8,965,000 into 1,793,000 of the new common stock.

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

On January 26, 2009 the Company announced that it had received the consent of a majority  of  the  shareholders  of  record  to amend the Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Corporation  from  25,000,000  shares  to  50,000,000  shares.  The reason for increasing the number of authorized shares was to ensure that shares were available to allow for conversions of debt into stock.

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Future minimum payments under our non-cancelable operating leases total $2,161,311.

Capital Leases

As of March 31, 2009 we no longer have any obligations with regards to capital leases.

License Agreements

The following represents the contractual obligation and commercial commitments as of March 31, 2009.

Contractual Obligations	- Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$4,647,359	$3,147,359	$1,500,000	-
Operating Leases	1,590,455	361,311	1,080,000	720,000
License Agreements	1,542,495	304,166	718,331	519,998
Total	$7,925,688	$4,141,103	$3,264,587	$519,998

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of  the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No.29." APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for non-monetary exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

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

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended March 31, 2009, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

Our management, including the Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, COSO.  Based upon the evaluation performed it was concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

Based on our evaluation for the period ended March 31, 2009, our Chief Executive Officer has concluded that at the end of this reporting period we have identified matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2 in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time.

The material weakness relate to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Based on the evaluation performed, disclosure controls and procedures were not effective for the three months ended March 31, 2009.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

During the three months ended March 31, 2009, we have taken actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On September 15, 2008, Carl L. Green on behalf of Dawn Martinson Green, a stockholder, filed a complaint against the Company, James Fields, and Jon Latorella,, Carl Green et al v LocatePlus Holdings et al, Delaware Court of Chancery C.A. No 4032-CC. . The defendants have moved to dismiss and moved for a more definite statement. The Plaintiffs generally allege that the individual defendants somehow acted wrongfully when they agreed to allow certain debt to be exchanged for stock. The Plaintiffs allege against the individual defendants that as directors they breached their duty of loyalty by "enriching and entrenching" themselves and that they engaged in self-dealing by diluting the shares of the Company for the purpose of entrenching themselves. Against the Company the plaintiffs allege that the Company failed to allow an inspection of books and records. On March 15, 2009, the court granted the Company’s motion to dismiss the complaint.

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

Item 4.  Submission of Matters to Vote of Security Holders.

On January 26, 2009 the Company announced that it had received the consent of a majority  of  the  shareholders  of  record  to amend the Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Corporation  from  25,000,000  shares  to  50,000,000  shares.  The reason for increasing the number of authorized shares was to ensure that shares were available to allow for conversions of debt into stock.

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

On January 26, 2009, we filed a Form 8-K and reported under items 5.02 and 8.01 that the Company had received the consent of a majority  of  the  shareholders  of  record  to amend the Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Corporation  from  25,000,000  shares  to  50,000,000  shares and to  the  elimination of the current classification  of  the  Directors  into  different terms and replacement with a uniform  one  year  term  for all directors, the reduction of the Board to seven members and the election of the following individuals to the Board of Directors:

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

RICHARD L. PYLE, Ph.D., 64, Director, holds a bachelors in physics, an MBA, and a doctorate in business. He is a former professor of management in the University of Massachusetts system. In addition to an academic and theoretical perspective on business management, he also brings years of management experience across a broad range of manufacturing industries. In particular, he brings the sales / manufacturing / distribution perspective and experience of being an owner/manager of a sales and marketing related business. He also provides consulting services to other businesses and is a commercial real estate investor and property manager. Dr. Pyle also enjoys philanthropic work and public service. The focus of his charitable work has been with children, youth, and in higher education. Dr. Pyle has been the CEO of Continental Consolidated, Inc. of Worcester, MA. since January 1993

DAVID SKERRETT, 57, Director, has been Vice President of the Middlesex Corporation for 23 years. Middlesex Corporation is in the top 400 heavy civil construction companies in the nation with $140 million in revenue. Mr. Skerrett holds a Bachelor of Engineering from College of Technology. Mr. Skerrett is currently a member of the Board of Directors and is being nominated to serve an additional one year term.

RALPH CARUSO 57, Director, is the founder and President of Caruso Companies, a conglomerate involved in many facets of industrial construction that has been in business for over 25 years. Mr. Caruso is currently a member of the Board of Directors and is being nominated to serve an additional two year term.

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

On January 30, 2009, we filed a Form 8-K and reported under item 5.02 that at a meeting of the Board of Directors held on January 29, 2009, the Board had voted to elect current Director, Patrick Murphy to the position of Corporate Secretary.

On February 25, 2009, we filed a Form 8-K and reported under items 5.02 and 9.01 announcing that at a meeting of the Board of Directors  held  on February 18, 2009, the Board of Directors voted to terminate the  employment  of James C. Fields, the then current President, Chief Executive Officer,  Acting Chief Financial Officer and Treasurer. Following this decision, the  Board voted to appoint Geoffrey Lee, President of Entersect, a wholly owned subsidiary  of  LocatePLUS  Holdings  and  Vice President of Online Services for LocatePLUS  as Interim Chief Executive Officer and President. At a Board meeting held  on February 24, 2009, the Board elected Mr. Lee to the additional position of  Acting  Treasurer.  It  is  the intent of the Board of Directors to actively pursue  and interview qualified candidates within a reasonable amount of time to fill  the  permanent  position  of President and CEO and the position of CFO and Treasurer.  Item 9.01 of this filing contained a Press Release to the effect of the announcement under 5.02 and is attached to this filing.

* * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOCATEPLUS HOLDINGS CORPORATION
                               (Registrant)

SIGNATURE	TITLE	DATE
/s/ Geoffrey Lee	Interim President and Chief Executive Officer	May 12, 2008
Geoffrey Lee
/s/ Geoffrey Lee	InterimTreasurer	May 12,2008
Geoffrey Lee