Form 10-Q
period 2009-06-30
LOCATEPLUS HOLDINGS CORP
filed 2009-08-07
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

The number of shares of Common Stock outstanding at August 7, 2009 was 49,770,826.

* * *

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements

LocatePLUS Holdings Corporation
Consolidated Condensed Balance Sheets
	June 30, 2009 (un-audited)	December 31, 2008 -
Assets
Current assets:
Cash and cash equivalents	$87,425	$92,465
Accounts receivable	631,070	510,964
Prepaid expenses and other current assets	175,592	222,820

Total current assets	894,087	826,249

Property and equipment, net	644,786	715,553
Other assets	95,840	79,464

Total assets	$1,634,713	$1,621,266

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	893,989	1,139,317
Accrued expenses	3,943,994	3,474,152
Deferred revenue	435,868	306,875
Current Notes Payable	336,560	607,883
Current Convertible notes payable	2,760,538	2,586,992

Total current liabilities	8,370,949	8,115,219

Notes payable	-	247
Long Term Convertible notes payable	1,500,000	1,500,000

Total liabilities	9,870,949	9,615,466

Commitments and contingencies

Stockholders’ equity:
Common Stock , $0.01 par value, 50,000,000 shares authorized
49,770,826 shares issued and outstanding at June 30, 2009	497,708	237,955
Additional paid-in capital	39,399,198	39,395,136
Warrants	3,627,194	3,627,194
Impairment on Assets	(873,500)	(873,500)
Accumulated deficit	(50,886,836)	(50,380,985)

Total stockholders’ equity	(8,236,236)	(7,994,200)

Total liabilities and stockholders’ equity	1,634,713	1,621,266

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statement of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Revenues
Information Sales – CD Rom	64,227	97,666	174,195	221,775
Information Sales - Online	1,375,588	1,475,040	2,753,703	2,874,302
Information Sales - Channel	339,094	528,463	664,300	1,116,499
Information Sales - Wireless	1,798	1,599	3,047	3,418

Total revenues	$1,780,707	$2,102,768	$3,595,245	$4,215,994

Costs and expenses:
Costs of revenues
CD Rom	10,984	24,014	16,797	30,183
Online and Channel	373,912	339,167	710,564	680,657
Selling and marketing	288,913	393,201	600,090	761,905
General and administrative	1,540,856	1,293,560	2,545,801	2,632,127
Research and development	394	25,329	29,292	63,160

Total operating expenses	$2,215,059	$2,075,271	$3,902,544	$4,168,032

Operating income (loss)	(434,352)	27,497	(307,299)	47,962

Other income (expense):
Interest expense	(85,976)	(138,825)	(201,587)	(367,600)
Other income	276	3,978	2,926	5,537

Net loss	$(520,052)	$(107,350)	$(505,960)	$(314,101)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Shares used in computing basic and diluted net loss per share	54,183,559	13,612,265	38,989,635	12,716,883

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows

	For the Six June	months ended 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(505,960)	$(314,101)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization of property and equipment	70,767	317,281
Provision for doubtful accounts	5,000	(60,350)
Interest expense related to warrants issued with debt	171,612	135,818
Stock Based Compensation	-	6,659
Changes in assets and liabilities:
Accounts receivable	(125,105)	82,024
Prepaid expenses and other assets	47,228	(52,403)
Accounts payable	(348,196)	(151,352)
Accrued expenses	470,709	(85,584)
Deferred revenue	128,993	127,183
Security deposits	(16,376)	-

Net cash provided (used by) by operating activities	(101,328)	5,175

Cash flows from investing activities:
Purchases of property and equipment	-	(1,231)

Net cash used in investing activities	-	(1,231)

Cash flows from financing activities:
Repayment of debt	(3,712)	(99,785)
Proceeds from issuance of debt	100,000	-
Payments of obligations under capital lease	-	(22,206)

Net cash used in financing activities	96,288	(121,991)

Net increase (decrease) in cash and cash equivalents	(5,040)	(118,047)

Cash and cash equivalents, beginning of period	92,465	96,142

Cash and cash equivalents, end of period	$87,425	$(21,905)

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

The Company updates the information contained in compact disks (CD ROMs) either quarterly or semi-annually.  Revenue is recognized upon delivery to the customer of a compact disk, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectability is reasonably assured.  Subsequent to October 2002, compact disks are sold individually and customers may choose to have the disks automatically shipped and billed.

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

Un-audited Interim Financial Statements
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation’s annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements.  The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2009 and the results of operations and cash flows for the three months then ended.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

Liquidity and Operations
The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred significant net losses in each of the last two years.  In addition, the Company has incurred an accumulated deficit of approximately $51 million through June 30, 2009.

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
F Warrants to purchase 1,500,000 shares of common stock at $0.01 per share.

2.      Other Assets

Other assets consist of the following at June 30, 2009:

Restricted trading securities	$ 1,500
Security deposits and other	$ 94,340

Total	$ 95,840

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

3.      Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2009 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the six-month periods ended June 30, 2009 and June 30, 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

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

4.      Notes Payable

Convertible promissory note, due on demand that bears interest at the rate of 12% per annum.  The note is convertible into 44,444 shares of Common Stock at the note holder’s option.  The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. The balance of this debt at June 30, 2009 is $80,135

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

 On April 3, 2009, a lawsuit styled LocatePLUS Holdings Corp., v. Dutchess Capital Management, LLC, et al., as filed in Suffolk County Superior Court, in Massachusetts (Case No. 09-385-A).  LocatePLUS is seeking the return and cancelation of 19,866,461 shares of stock improperly converted by Dutchess Capital Management, LLC and its related entities (“Dutchess”).  Specifically, the lawsuit alleges that Dutchess breached the debenture agreements between LocatePLUS and Dutchess by converting more stock than the maximum allowable under the agreements (4.99%).  In addition, the lawsuit alleges that Dutchess violated Massachusetts state law by charging usurious interest and by knowingly and willfully committing unfair and deceptive acts or practices. The suit also names the former President and CEO, James Fields as an improper transferee of these shares. The lawsuit seeks, among others, a temporary restraining order and a preliminary injunction enjoining Dutchess and Fields from transferring the improperly-converted stock and from voting the stock on any corporate matters until an arbitration can be completed, seeks the return and destruction of the improperly-converted stock, requests unspecified compensatory damages and costs, and prays for such other relief as the court deems proper.  Fields and Dutchess have denied liability.  Fields has also counter-claimed for amounts due under the severance provisions in his employment agreement.

On or about May 28, 2009, LocatePLUS reached a resolution with Fields as to all issues contained in the lawsuit, as well as his counterclaims.  The case against Fields, including his counterclaims, was dismissed on the same day.

LocatePLUS intends to pursue the remaining claims vigorously to protect the interests of its shareholders.”

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

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Reportable segment sales:
CD Rom	$64,227	$97,666	$174,195	$221,775
Online and Channel	1,714,682	2,003,503	3,418,003	3,990,801
Total Reportable segment sales	$1,778,909	$2,101,169	$3,592,198	$4,212,576

Costs of segment sales:
CD Rom	10,984	24,014	16,797	30,183
Online and Channel	373,912	339,167	710,564	680,657
Total costs of reportable segment sales	$384,896	$363,181	$727,361	$710,840

7.           Net Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding during the period.  The Company’s Common Stock potentially issuable upon the exercise of stock options and warrants are anti-dilutive for the period ending June 30, 2009 and were not included in the computations for the diluted net loss per share.

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

Overview

The LocatePLUS Group is a business-to-business and business-to-government provider of public information via our proprietary data integration solutions.  Since 1996, we have sold a CD-ROM-based product, which we refer to as Worldwide Information™, that enables users to search certain motor vehicle records and driver’s license information in multiple states through a dynamic search engine, using complete or partial information.  Since March 1, 2000, we have maintained a database that is accessible through the Internet, known as LocatePLUS™.  Our LocatePLUS™ product contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  Since September 2003, our wholly-owned subsidiary, Entersect Corporation, f.k.a Certifion Corporation , has offered personal information for self-certification purposes.

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

On September 1, 2003, through our wholly-owned subsidiary, Entersect Corporation, f.k.a Certifion Corporation, we acquired all the assets of Project Entersect Corporation in consideration for $62,662.  The acquisition was accounted for as a purchase and is recorded and reflected with our operations from the time of purchase.  The subsidiary operates under the trade name Entersect.  Entersect provides a self-identification and validation service for online job posting and dating sites.

On October 17, 2003, through our wholly-owned subsidiary, Dataphant, Inc., we acquired Voice Power Technologies, Inc., a Texas-based provider of data technology.  In connection with this acquisition, Voice Power Technologies, Inc. merged with and into Dataphant, Inc.  As consideration for the merger, shareholders of Voice Power Technologies, Inc. received an aggregate of 2,500,000 shares of LocatePLUS Class B Non-voting Common Stock.  Through this acquisition, we now have information concerning virtually all landline phone numbers in the United States and approximately 25% of United States cell phone numbers.  This data has been integrated into our current product lines.

     On January 6, 2004, the Company formed a wholly-owned subsidiary, Metrigenics, Inc., with operations located in New York State.  Metrigenics was formed to develop new ways to integrate biometrics with data.  Metrigenics has finished first stage testing on matching DNA to facial characteristics. In March, 2009, management made the decision to suspend funding of this subsidiary which consisted primarily of research and development costs.  Management is hopeful that it will be able to resume funding by year end and that a beta product be ready to test within that timeframe.

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

During the quarter ended June 30, 2003 we launched our patent-pending Bull's-Eye technology, which is currently integrated into a LocatePLUS™ product.  Bull's-Eye is the first search tool in our industry that allows users to correctly identify a person's current address based upon certain currently available information. Typically, when a search is performed on an individual using competing technologies, a number of addresses are pulled from a database of public records. Bull's-Eye enhances or improves the search process by cross-referencing current public utility and telephone records with historical data to more accurately identify a person's current address.  We have also sought patent protection with respect to aspects of our CareerScan™ and TrustmeID™ products.

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.  Note that our preparation of our Consolidated Condensed Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with related data providers.  In the six months ended June 30, 2009 and 2008, we recorded $710,564 and $680,657 respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable.  Interest expense is primarily attributable to various notes issued through June 30, 2009.  As of June 30, 2009, we had gross notes payable (current and long-term) totaling $4,752,359.

We have incurred significant net losses since our inception.  We incurred net losses of approximately $500,000 during the six months ended June 30, 2009 and $300,000 during the six months ended June 30, 2008.  Our accumulated deficit as of June 30, 2009 was approximately $51 million.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues.  Revenues from our Worldwide InformationTM CD-ROM product decreased to $64,227 for the three months ended June 30, 2009 from $97,666 for the three months ended June 30, 2008, a decrease of 34%.  This decrease is attributable to the timing of shipments of product as revenue is only recognized upon shipment.  Revenues from our Internet-based products decreased to $1,375,588 for the three months ended June 30, 2009, as compared to $1,475,040 for the three months ended June 30, 2008, a decrease of 7%.  Revenue from channel partners decreased to $339,094 from $528,463 a decrease of 36%. Revenues from our wireless product, LocatePLUS AnyWhere™, were $1,798 during the three months ended June 30, 2009 as compared to $1,599 during the three months ended June 30, 2008, an increase of 12%.

Costs of revenues.  For the three months ended June 30, 2009, costs of revenues for Worldwide InformationTM were $10,984 as compared to $24,014 for the three months ended June 30, 2008, a decrease of 54%. For the three months ended June 30, 2009, our costs of revenues associated with LocatePLUS™ online and channel were $373,912 as compared to $339,167 for the three months ended June 30, 2008, an increase of 10%.

Selling and marketing expenses.  Selling and marketing expenses for the three months ended June 30, 2009 were $288,913 as compared to $393,201 for the three months ended June 30, 2008, a decrease of 27%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2009 were $1,540,856 as compared to $1,293,560 for the three months ended June 30, 2008, an increase of 19%.  Included in this increase was a one-time charge of $387,500 for expenses of litigation and settlement.

Research and Development expenses.  Research and development expenses for the three months ended June 30, 2009 were $394 as compared to $25,329 for the three months ended June 30, 2008, a decrease of 98%. This decrease is attributable to managements decision to suspend funding of the Metrigenics subsidiary.

Interest expense.  Interest expense decreased to $85,976 for the three months ended June 30, 2009, from $138,825 for the three months ended June 30, 2008, an decrease of 38%.  This expense is primarily attributable to interest payments being made on certain notes payable.

Other Income. Other income decreased to $276 for the three months ended June 30, 2009, up from other income of $3,978 for the three months ended June 30, 2008, adecrease of 93%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues.  Revenues from our Worldwide InformationTM CD-ROM product decreased to $174,195 for the six months ended June 30, 2009 from $221,775 for the six months ended June 30, 2008, a decrease of 21%. This decrease is attributable to the timing of shipments of product as revenue is only recognized upon shipment.  Revenues from our Internet-based products decreased to $2,753,703 for the six months ended June 30, 2009, as compared to $2,874,302 for the six months ended June 30, 2008, a decrease of 4%.  Revenue from channel partners decreased to $664,300 from $1,116,499, a decrease of 40%. This decrease is attributable to the loss a of large channel partner agreement in 2008. Revenues from our wireless product, LocatePLUS AnyWhere™, were $3,047 during the six months ended June 30, 2009 as compared to $3,418 during the six months ended June 30, 2008, a decrease of 11%.

Costs of revenues.  For the six months ended June 30, 2009, costs of revenues for Worldwide InformationTM were $16,797 as compared to $30,183 for the six months ended June 30, 2008, a decrease of 44%. For the six months ended June 30, 2009, our costs of revenues associated with LocatePLUS™ online and channel were $710,564 as compared to $680,657 for the six months ended June 30, 2008, an increase of 4%.

Selling and marketing expenses.  Selling and marketing expenses for the six months ended June 30, 2009 were $600,090 as compared to $761,905 for the six months ended June 30, 2008, a decrease of 21%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2009 were $2,545,801 as compared to $2,632,127 for the six months ended June 30, 2008, a decrease of 3%.  Included in this amount is a one-time charge of $387,500 for expenses of litigation and settlement.

Research and Development expenses.  Research and development expenses for the six months ended June 30, 2009 were $29,292 as compared to $63,160 for the six months ended June 30, 2008, a decrease of 54%. This decrease is attributable to downsizing of personnel. This decrease is attributable to managements decision to suspend funding of the Metrigenics subsidiary

        Interest expense.  Interest expense decreased to $201,587 for the six months ended June 30, 2009, from $367,600 for the six months ended June 30, 2008, a decrease of 45%.  This expense is primarily attributable to interest payments being made on certain notes payable.

Other Income. Other income decreased to $2,926 for the six months ended June 30, 2009, down from other income of $5,537 for the six months ended June 30, 2008, a decrease of 47%.

Liquidity and Capital Resources

From our incorporation in 1996 through December 31, 2008, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As of June 30, 2009, our cash and cash equivalents totaled $87,425.

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

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Future minimum payments under our non-cancelable operating leases total $2,063,155.

Capital Leases

As of June 30, 2009 we no longer have any obligations with regards to capital leases.

License Agreements

The following represents the contractual obligation and commercial commitments as of June 30, 2009.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$4,752,359	$3,252,359	$1,500,000	-
Operating Leases	2,063,155	353,155	1,110,000	600,000

Total	$6,815,514	$3,605,514	$2,610,000	$600,000

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

Off-Balance-Sheet Arrangements

    The Company has no off-balance-sheet arrangements currently in effect or in effect during the six months ended June 30, 2009, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

    Our management, including the Interim Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, COSO.  Based upon the evaluation performed it was concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

    Based on our evaluation for the period ended June 30, 2009, our Interim Chief Executive Officer has concluded that at the end of this reporting period we have identified matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2 in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time.

    The material weaknesses relate to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Based on the evaluation performed, disclosure controls and procedures were not effective for the six months ended June 30, 2009.

    This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes In Internal Control Over Financial Reporting

During the six months ended June 30, 2009, we have taken actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

    On April 3, 2009, a lawsuit styled LocatePLUS Holdings Corp., v. Dutchess Capital Management, LLC, et al., as filed in Suffolk County Superior Court, in Massachusetts (Case No. 09-385-A).  LocatePLUS is seeking the return and cancelation of 19,866,461 shares of stock improperly converted by Dutchess Capital Management, LLC and its related entities (“Dutchess”).  Specifically, the lawsuit alleges that Dutchess breached the debenture agreements between LocatePLUS and Dutchess by converting more stock than the maximum allowable under the agreements (4.99%).  In addition, the lawsuit alleges that Dutchess violated Massachusetts state law by charging usurious interest and by knowingly and willfully committing unfair and deceptive acts or practices. The suit also names the former President and CEO, James Fields as an improper transferee of these shares. The lawsuit seeks, among others, a temporary restraining order and a preliminary injunction enjoining Dutchess and Fields from transferring the improperly-converted stock and from voting the stock on any corporate matters until an arbitration can be completed, seeks the return and destruction of the improperly-converted stock, requests unspecified compensatory damages and costs, and prays for such other relief as the court deems proper.  Fields and Dutchess have denied liability.  Fields has also counter-claimed for amounts due under the severance provisions in his employment agreement.

    On or about May 28, 2009, LocatePLUS reached a resolution with Fields as to all issues contained in the lawsuit, as well as his counterclaims.  The case against Fields, including his counterclaims, was dismissed on the same day.

    LocatePLUS intends to pursue the remaining claims vigorously to protect the interests of its shareholders.”

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

PATRICK F. MURPHY, J.D.,55, Director, is the Chairman of the Pulsar Network, Inc. Board of Directors. A graduate of the Harvard Law School practicing in Massachusetts, he also provides consulting services to growing businesses. He is familiar with government relations, public relations, and has experience in developing resources and assets. Prior to his career in law he was a manager at a prominent social service agency and handled personnel and operation issues in a crisis-based environment.  Mr. Murphy ia a former attorney for the Commonwealth of Massachusetts Department of Mental Retardation. Mr. Murphy beneficially owns no shares of the Common Stock of the Company.

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

On April 17, 2009, we filed a Form 8-K and reported under item 5.01 announcing that at a meeting of the Board of Directors held on April 15, 2009, the Board accepted the resignation of Director Ralph Caruso from the Board of Directors due to an increased demand from other business matters.  Mr. Caruso stated that he wished to “thank the current Board and shareholders for giving me the opportunity to serve and wish the future Board and shareholders the best of luck with the challenges to come.”  Christian Williamson, the current Chairman of the Board thanked Mr. Caruso for his dedicated services throughout the years as a member of the Board and wished him well in his future endeavors.  Following the resignation of Mr. Caruso, the Board voted to extend the open seat on the Board of Directors to Bart Valdez.

Mr. Valdez is the former President of the Employee Screening Segment of First Advantage, a leading risk mitigation and business solutions provider.

Mr. Valdez began his career at First Advantage in 2001 where he developed and executed a strategic plan that improved an $18M regional employment verification company into a $253M global talent acquisition business.  Additionally, Mr. Valdez has been credited with improving financial performance from an EBITDA loss of $5M in 2003 to an EBITDA gain of $36M in 2006.

Prior to his employment with First Advantage, Mr. Valdez worked as Vice President of Business Development at Employee Information Services, Inc., where he managed all aspects of finance, information services, sales partnerships, and operations

Mr. Valdez has a B.S. in Management  from Colorado State University and a Masters of Business Administration with a concentration in Finance from the University of Colorado.

On May 29, 2009, we filed a Form 8-K and reported under items 8.01 and 9.01 that Christiam Williamson, Chairman of the Board had issued a letter to shareholders. To view this letter, please go to http://www.sec.gov/Archives/edgar/data/1160084/000116008409000020/shareholderletter09.htm

On June 1, 2009, we filed a form 8-K and reported under item 1.01 and announced  a confidential settlement agreement with James Fields, former Chief Executive Officer and President.  The agreement resolves all issues between LocatePLUS Holdings Corporation and Mr. Fields concerning previously disclosed litigation.

* * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       LOCATEPLUS HOLDINGS CORPORATION
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Geoffrey Lee	Interim President and Chief Executive Officer	August 7, 2009
Geoffrey Lee
/s/ Geoffrey Lee	InterimTreasurer	August 7, 2009
Geoffrey Lee