Form 10-Q
period 2009-09-30
LOCATEPLUS HOLDINGS CORP
filed 2009-11-13
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The number of shares of Common Stock outstanding at November 13, 2009 was 49,993,987

* * *

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements

LocatePLUS Holdings Corporation
Consolidated Condensed Balance Sheets
	September 30, 2009 (un-audited)	December 31, 2008 -
Assets
Current assets:
Cash and cash equivalents	$142,101	$92,465
Accounts receivable	726,839	510,964
Prepaid expenses and other current assets	163,284	222,820

Total current assets	1,032,224	826,249

Property and equipment, net	664,608	715,553
Goodwill	850,413
Other assets	95,840	79,464

Total assets	$2,643,085	$1,621,266

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	978,426	1,139,317
Accrued expenses	3,923,148	3,474,152
Deferred revenue	359,129	306,875
Current Notes Payable	336,849	607,883
Current Convertible notes payable	3,046,761	2,586,992

Total current liabilities	8,644,313	8,115,219

Notes payable	-	247
Long Term Convertible notes payable	1,500,000	1,500,000

Total liabilities	10,144,313	9,615,466

Commitments and contingencies

Stockholders’ equity:
Common Stock , $0.01 par value, 50,000,000 shares authorized
49,993,987 shares issued and outstanding at September 30, 2009	499,940	237,955
Additional paid-in capital	39,399,198	39,395,136
Warrants	3,627,194	3,627,194
Shares pending issuance	900,000
Impairment on Assets	(873,500)	(873,500)
Accumulated deficit	(51,054,060)	(50,380,985)

Total stockholders’ equity	(7,501,228)	(7,994,200)

Total liabilities and stockholders’ equity	2,463,085	1,621,266

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statement of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Revenues
Information Sales – CD Rom	103,191	134,253	277,386	356,028
Information Sales - Online	1,405,839	1,428,010	4,159,543	4,302,311
Information Sales - Channel	320,948	554,903	985,247	1,671,402
Information Sales - Wireless	1,759	1,439	4,806	4,858

Total revenues	$1,831,737	$2,118,605	$5,426,982	$6,334,599

Costs and expenses:
Costs of revenues
CD Rom	23,223	8,440	40,020	38,623
Online and Channel	357,858	372,532	1,068,422	1,053,189
Selling and marketing	286,169	420,945	886,259	1,182,850
General and administrative	1,132,770	1,213,056	3,678,571	3,845,183
Research and development	132	48,531	29,424	111,690

Total operating expenses	$1,800,152	$2,063,504	$5,702,696	$6,231,535

Operating income (loss)	31,585	55,101	(275,714)	103,064

Other income (expense):
Interest expense	(199,249)	(150,516)	(400,835)	(518,116)
Other income	440	855	3,365	6,392

Net loss	$(167,224)	$(94,560)	$(673,184)	$(408,660)

Basic and diluted net loss per share	$(0.003)	$(0.005)	$(0.016)	$(0.028)

Shares used in computing basic and diluted net loss per share	49,808,203	20,598,586	42,595,824	14,464,767

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows

	For the nine September	months ended 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(673,184)	$(408,660)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization of property and equipment	91,782	452,358
Provision for doubtful accounts	7,000	(56,369)
Interest expense related to warrants issued with debt	259,651	197,051
Acquisition of Goodwill	(850,413)	-
Shares pending issuance	900,000	-
Stock Based Compensation	-	42,977
Changes in assets and liabilities:
Accounts receivable	(222,875)	172,861
Prepaid expenses and other assets	59,536	25,358
Accounts payable	(262,892)	(215,469)
Accrued expenses	448,996	(50,479)
Deferred revenue	52,254	21,220
Security deposits	(16,376)	-

Net cash provided (used by) by operating activities	(206,521)	180,848

Cash flows from investing activities:
Purchases of property and equipment	(40,837)	(1,231)

Net cash used in investing activities	(40,837)	(1,231)

Cash flows from financing activities:
Repayment of debt	(78,006)	(113,035)
Proceeds from issuance of debt	375,000	-
Payments of obligations under capital lease	-	(33,590)

Net cash used in financing activities	296,994	(146,625)

Net increase (decrease) in cash and cash equivalents	49,636	32,992

Cash and cash equivalents, beginning of period	92,465	96,142

Cash and cash equivalents, end of period	$142,101	$129,134

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

On September 24, 2009, the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a Trubackgrounds), a Florida corporation (“Trubackgrounds”), Oldsmar (Tampa) Florida,  engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes, in exchange for nine-million (9,000,000) shares of common stock of the company.  In addition, the Company is obligated to deliver all nine-million shares of Common Stock on or before September 1, 2011.  The seller shall have the right to require the Company to deliver up to four million  five hundred thousand  (4,500,000) shares at any time after September 1, 2010.  If the Company is unable to deliver the four million five hundred thousand shares by September 1, 2010, then the seller shall be entitled to an escrow fee payable in cash on a quarterly basis.  The escrow fee shall be calculated at a rate of five percent (5.00%) per annum for the first 12 months following closing, then seven and one-half percent (7.5%) per annum for months 13 through 18 inclusive and then twelve and one-half percent (12.5%) per annum thereafter (multiplied by the product of the number of shares remaining in the Escrow account for the benefit of the seller and $0.1944).  See www.trubackgrounds.com.  Trubackgrounds serves large and small businesses with systems and information designed to enable intelligent decisions and reducing costs through automation. Trubackgrounds will continue to be operated as a wholly-owned subsidiary of the Company and will collaborate in providing enhanced service capability to the Company’s customers.

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

Un-audited Interim Financial Statements
The accompanying interim consolidated condensed financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation’s annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements.  The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine months then ended.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

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

Liquidity and Operations
The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred significant net losses in each of the last two years.  In addition, the Company has incurred an accumulated deficit of approximately $51 million through September 30, 2009.

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P. ) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

Other assets consist of the following at September 30, 2009:

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

3.      Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R)(FASB ASC 718), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2009 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the nine-month periods ended September 30, 2009 and September 30, 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

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

4.      Notes Payable

In 2001, the Company issued a Convertible promissory note in the original principal amount of $10,000, due on demand that bears interest at the rate of 12% per annum.  The note is convertible into 44,444 shares of Common Stock at the note holder’s option.  The note requires quarterly payment of interest until the principal is repaid or converted.

During 2003, the Company received $2.3 million, by issuing subordinated promissory notes bearing simple interest ranging from 10% and 12% per annum.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. The balance of this debt at September 30, 2009 is $80,135

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

On April 3, 2009, the Company filed a lawsuit styled LocatePLUS Holdings Corp., v. Dutchess Capital Management, LLC, James Fields et al, in Suffolk County Superior Court, in Massachusetts (Case No. 09-385-A).  The Company is seeking the return of 19,866,461 shares of our common stock (the “Dutchess Shares”)  improperly issued to and converted by Dutchess Capital Management, LLC and its related entities (“Dutchess”).  Specifically, the lawsuit alleges that Dutchess breached the debenture agreements between LocatePLUS and Dutchess by converting more stock than the maximum allowable under the agreements (4.99%).  In addition, the lawsuit alleges that Dutchess violated Massachusetts state law by charging usurious interest and by knowingly and willfully committing unfair and deceptive acts or practices. The suit names the former President and CEO of the Company, James Fields (“Fields”) as an improper transferee the Dutchess Shares. The lawsuit seeks, among others, a temporary restraining order and a preliminary injunction enjoining Dutchess and Fields from transferring the improperly-converted Dutchess Shares from voting the Shares on any corporate matters until an arbitration can be completed, seeks the return of the improperly-converted Shares, requests unspecified compensatory damages and costs, and prays for such other relief as the court deems proper.  Fields and Dutchess  denied liability.  Fields also counter-claimed for amounts due under the severance provisions in his employment agreement.

On or about May 17, 2009, the Company signed an agreement with Fields settling all issues contained in the lawsuit, as well as his counterclaims.  The case against Fields, including his counterclaims, was dismissed on May 18, 2009.  The Dutchess Shares are currently held in escrow pending completion of the payments required under the Settlement Agreement.

LocatePLUS intends to pursue the remaining claims vigorously to protect the interests of its shareholders.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Reportable segment sales:
CD Rom	$103,191	$134,253	$277,386	$356,028
Online and Channel	1,726,788	1,982,913	5,144,790	5,973,713
Total Reportable segment sales	$1,829,979	$2,117,166	$5,422,176	$6,329,741

Costs of segment sales:
CD Rom	23,223	8,440	40,020	38,623
Online and Channel	357,858	372,532	1,068,422	1,053,189
Total costs of reportable segment sales	$381,081	$380,972	$1,108,442	$1,091,812

7.           Net Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding during the period.  The Company’s Common Stock potentially issuable upon the exercise of stock options and warrants are anti-dilutive for the period ending September 30, 2009 and were not included in the computations for the diluted net loss per share.

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

      On September 24, 2009, the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a Trubackgrounds), a Florida corporation (“Trubackgrounds”), Oldsmar (Tampa) Florida,  engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes, in exchange for nine-million (9,000,000) shares of common stock of the company.  In addition, the Company is obligated to deliver all nine-million shares of Common Stock on or before September 1, 2011.  The seller shall have the right to require the Company to deliver up to four million  five hundred thousand  (4,500,000) shares at any time after September 1, 2010.  If the Company is unable to deliver the four million five hundred thousand shares by September 1, 2010, then the seller shall be entitled to an escrow fee payable in cash on a quarterly basis.  The escrow fee shall be calculated at a rate of five percent (5.00%) per annum for the first 12 months following closing, then seven and one-half percent (7.5%) per annum for months 13 through 18 inclusive and then twelve and one-half percent (12.5%) per annum thereafter (multiplied by the product of the number of shares remaining in the Escrow account for the benefit of the seller and $0.1944).  See www.trubackgrounds.com.  Trubackgrounds serves large and small businesses with systems and information designed to enable intelligent decisions and reducing costs through automation. Trubackgrounds will continue to be operated as a wholly-owned subsidiary of the Company and will collaborate in providing enhanced service capability to the Company’s customers.

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

Revenue from the sale of web-based solutions for employment screening and related activities is recognized upon the delivery of the system and upon receipt of ongoing service fees.

Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with related data providers.  In the nine months ended September 30, 2009 and 2008, we recorded $1,068,233 and $1,053,189 respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

Interest income consists of earnings on our cash and cash equivalents, short-term investments and notes receivable.  Interest expense is primarily attributable to various notes issued through September 30, 2009.  As of September 30, 2009, we had gross notes payable (current and long-term) totaling $4,977,648.

We have incurred significant net losses since our inception.  We incurred net losses of approximately $673,000 during the nine months ended September 30, 2009 and $409,000 during the nine months ended September 30, 2008.  Our accumulated deficit as of September 30, 2009 was approximately $51 million.
On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues.  Revenues from our Worldwide InformationTM CD-ROM product decreased to $103,191 for the three months ended September 30, 2009 from $134,253 for the three months ended September 30, 2008, a decrease of 23%.  This decrease is attributable to the timing of shipments of product as revenue is only recognized upon shipment.  Revenues from our Internet-based products decreased to $1,405,839 for the three months ended September 30, 2009, as compared to $1,428,010 for the three months ended September 30, 2008, a decrease of 2%.  Revenue from channel partners decreased to $320,948 from $554,903 a decrease of 42%. This decrease is attributable to the loss a of large channel partner agreement in 2008. Revenues from our wireless product, LocatePLUS AnyWhere™, were $1,759 during the three months ended September 30, 2009 as compared to $1,439 during the three months ended September 30, 2008, an increase of 22%.

Costs of revenues.  For the three months ended September 30, 2009, costs of revenues for Worldwide InformationTM were $23,223 as compared to $8,440 for the three months ended September 30, 2008, an increase of 175%. This increase is attributable to the purchasing timeline of data and increased costs of this data in various states.  For the three months ended September 30, 2009, our costs of revenues associated with LocatePLUS™ online and channel were $357,858 as compared to $372,532 for the three months ended September 30, 2008, a decrease of 4%.

Selling and marketing expenses.  Selling and marketing expenses for the three months ended September 30, 2009 were $286,169 as compared to $420,945 for the three months ended September 30, 2008, a decrease of 32%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2009 were $1,132,770 as compared to $1,213,056 for the three months ended September 30, 2008, a decrease of 7%. This decrease is attributable to various cost cutting efforts by management.

Research and Development expenses.  Research and development expenses for the three months ended September 30, 2009 were $132 as compared to $48,531 for the three months ended September 30, 2008, a decrease of 99%. This decrease is attributable to managements’ decision to suspend funding of the Metrigenics subsidiary.

Interest expense.  Interest expense increased to $199,249 for the three months ended September 30, 2009, from $150,516 for the three months ended September 30, 2008, an increase of 32%.  This expense is attributable to interest payments being made on certain notes payable.

Other Income. Other income decreased to $440 for the three months ended September 30, 2009, down from other income of $855 for the three months ended September 30, 2008, a decrease of 49%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues.  Revenues from our Worldwide InformationTM CD-ROM product decreased to $277,386 for the nine months ended September 30, 2009 from $356,028 for the nine months ended September 30, 2008, a decrease of 22%. This decrease is attributable to the timing of shipments of product as revenue is only recognized upon shipment.  Revenues from our Internet-based products decreased to $4,159,543 for the nine months ended September 30, 2009, as compared to $4,302,311 for the nine months ended September 30, 2008, a decrease of 3%.  Revenue from channel partners decreased to $985,247 from $1,671,402, a decrease of 41%. This decrease is attributable to the loss a of large channel partner agreement in 2008. Revenues from our wireless product, LocatePLUS AnyWhere™, were $4,806 during the nine months ended September 30, 2009 as compared to $4,858 during the nine months ended September 30, 2008, a decrease of 1%.

Costs of revenues.  For the nine months ended September 30, 2009, costs of revenues for Worldwide InformationTM were $40,020 as compared to $38,623 for the nine months ended September 30, 2008, an increase of 4%. For the nine months ended September 30, 2009, our costs of revenues associated with LocatePLUS™ online and channel were $1,068,422 as compared to $1,053,189 for the nine months ended September 30, 2008, an increase of 1%.

Selling and marketing expenses.  Selling and marketing expenses for the nine months ended September 30, 2009 were $886,259 as compared to $1,182,850 for the nine months ended September 30, 2008, a decrease of 25%. The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2009 were $3,678,571 as compared to $3,845,183 for the nine months ended September 30, 2008, a decrease of 4%. Included in this amount is a one-time charge of $387,500 for expenses of litigation and settlement. This reduction is principally due to cost cutting efforts by management.

Research and Development expenses.  Research and development expenses for the nine months ended September 30, 2009 were $29,424 as compared to $111,690 for the nine months ended September 30, 2008, a decrease of 74%. This decrease is attributable to downsizing of personnel as well as  managements decision to suspend funding of the Metrigenics subsidiary

Interest expense.  Interest expense decreased to $400,835 for the nine months ended September 30, 2009, from $518,116 for the nine months ended September 30, 2008, a decrease of 23%.  This expense is primarily attributable to interest payments being made on certain notes payable.

Other Income. Other income decreased to $3,365 for the nine months ended September 30, 2009, down from other income of $6,392 for the nine months ended September 30, 2008, a decrease of 47%.

Liquidity and Capital Resources

From our incorporation in 1996 through December 31, 2008, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As of September 30, 2009, our cash and cash equivalents totaled $142,101.

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

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners (now YA Investments L.P. ) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 will be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 will be advanced immediately prior to the date the Registration Statement is declared effective by the Commission.   The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

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

    On September 24, 2009, the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a Trubackgrounds), a Florida corporation (“Trubackgrounds”), Oldsmar (Tampa) Florida,  engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes, in exchange for nine-million (9,000,000) shares of common stock of the company.  In addition, the Company is obligated to deliver all nine-million shares of Common Stock on or before September 1, 2011.  The seller shall have the right to require the Company to deliver up to four million  five hundred thousand  (4,500,000) shares at any time after September 1, 2010.  If the Company is unable to deliver the four million five hundred thousand shares by September 1, 2010, then the seller shall be entitled to an escrow fee payable in cash on a quarterly basis.  The escrow fee shall be calculated at a rate of five percent (5.00%) per annum for the first 12 months following closing, then seven and one-half percent (7.5%) per annum for months 13 through 18 inclusive and then twelve and one-half percent (12.5%) per annum thereafter (multiplied by the product of the number of shares remaining in the Escrow account for the benefit of the seller and $0.1944).  See www.trubackgrounds.com.  Trubackgrounds serves large and small businesses with systems and information designed to enable intelligent decisions and reducing costs through automation. Trubackgrounds will continue to be operated as a wholly-owned subsidiary of the Company and will collaborate in providing enhanced service capability to the Company’s customers.

Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Future minimum payments under our non-cancelable operating leases total $1,976,578.

Capital Leases

As of September 30, 2009 the Company no longer has any obligations with regards to capital leases.

License Agreements

The following represents the contractual obligation and commercial commitments as of September 30, 2009.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$4,977,648	$3,477,648	$1,500,000	-
Operating Leases	1,976,578	356,578	1,080,000	540,000

Total	$6,954,226	$3,834,226	$2,580,000	$540,000

Recently Issued Accounting Pronouncements

    On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (FASB ASC 820) “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs.  SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date.  The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives.  In February 2008 the Financial Accounting Standards Board (FASB) approved the FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed as fair value in the financial statements on a nonrecurring basis.  FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007.  The provisions of SFAS No. 157 are applied prospectively.  The Company has decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These include fixed assets.  The effect of adopting SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated deficit was required.  The Company is currently unable to quantify the effect, if any, that the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have on its financial condition and results of operations.

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

Off-Balance-Sheet Arrangements

    The Company has no off-balance-sheet arrangements currently in effect or in effect during the nine months ended September 30, 2009, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

    Our management, including the Interim Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of September  30, 2009, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, COSO.  Based upon the evaluation performed it was concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

    Based on our evaluation for the period ended September 30, 2009, our Interim Chief Executive Officer has concluded that at the end of this reporting period we have identified matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2 in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time.

    The material weaknesses relate to the financial closing process and a lack of segregation of financial responsibilities. Based on the evaluation performed, disclosure controls and procedures were not effective for the nine months ended September 30, 2009.

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

Changes In Internal Control Over Financial Reporting

During the nine months ended September 30, 2009, we have taken actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

    On April 3, 2009, the Company filed a lawsuit styled LocatePLUS Holdings Corp., v. Dutchess Capital Management, LLC, James Fields et al, in Suffolk County Superior Court, in Massachusetts (Case No. 09-385-A).  The Company is seeking the return of 19,866,461 shares of our common stock (the “Dutchess Shares”)  improperly issued to and converted by Dutchess Capital Management, LLC and its related entities (“Dutchess”).  Specifically, the lawsuit alleges that Dutchess breached the debenture agreements between LocatePLUS and Dutchess by converting more stock than the maximum allowable under the agreements (4.99%).  In addition, the lawsuit alleges that Dutchess violated Massachusetts state law by charging usurious interest and by knowingly and willfully committing unfair and deceptive acts or practices. The suit names the former President and CEO of the Company, James Fields (“Fields”) as an improper transferee the Dutchess Shares. The lawsuit seeks, among others, a temporary restraining order and a preliminary injunction enjoining Dutchess and Fields from transferring the improperly-converted Dutchess Shares from voting the Shares on any corporate matters until an arbitration can be completed, seeks the return of the improperly-converted Shares, requests unspecified compensatory damages and costs, and prays for such other relief as the court deems proper.  Fields and Dutchess  denied liability.  Fields also counter-claimed for amounts due under the severance provisions in his employment agreement.

    On or about May 17, 2009, the Company signed an agreement with Fields settling all issues contained in the lawsuit, as well as his counterclaims.  The case against Fields, including his counterclaims, was dismissed on May 18, 2009.  The Dutchess Shares are currently held in escrow pending completion of the payments required under the Settlement Agreement.

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

PATRICK F. MURPHY, J.D.,55, Director, is the Chairman of the Pulsar Network, Inc. Board of Directors. A graduate of the Harvard Law School and practicing in Massachusetts for the last twenty years, he also provides consulting services to growing businesses. He is familiar with government relations, public relations, and has experience in developing resources and assets. Prior to his career in law he was a manager at a prominent social service agency and handled personnel and operation issues in a crisis-based environment.   Mr. Murphy beneficially owns no shares of the Common Stock of the Company. The business address of Mr. Murphy is P.O. Box  604, Avon, MA 02322-0604.

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

On August 17, 2009, we filed a Form 8-K and reported under item 1.01 and announced a strategic alliance between the Company and the MindBreeeze Enterprise Search Division of Fabasoft Corporation, Needham, Massachusetts, a leading provider of enterprise content management solutions. The strategic alliance enables the two companies to market and deliver a sophisticated public records search solution – Mindbreeze PR (Mindbreeze Public Records) that seamlessly connects users to the critical background information they need – from sources both in side and outside the enterprise firewall.

On September 25, 2009, we filed a Form 8-K and reported under items 1.01 and 5.02 that the Company had acquired all of the stock of Employment Screening Profiles, Inc.(d/b/a Trubackgrounds), a Florida corporation (“Trubackgrounds”), Oldsmar (Tampa) Florida,  engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes.  At this time, the Board of Directors accepted the voluntary resignation of David Skerrett and voted to appoint Derrick Spatorico, founder of TruBackgrounds, as a member of the Board of Directors.

* * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       LOCATEPLUS HOLDINGS CORPORATION
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Geoffrey Lee	Interim President and Chief Executive Officer	November 13, 2009
Geoffrey Lee
/s/ Geoffrey Lee	Interim Treasurer	November 13, 2009
Geoffrey Lee