Form 10-Q/A
period 2009-09-30
LOCATEPLUS HOLDINGS CORP
filed 2009-12-04
CIK 1160084

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

The following table summarizes the consideration paid for ESP and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration

Equity Instruments (9,000,000 common shares of LocatePlus Holdings)	$ 900,000

Fair value of total consideration transferred	$ 900,000

Recognized amounts of identifiable assets acquired and liabilities assumed

Financial assets	$ 14,578
Property, plant, and equipment	$ 40,837
Financial liabilities	$ (5,828)

Total identifiable net assets	$ 49,587

Goodwill	$ 850,413
$ 900,000

The fair value of the 9,000,000 common shares as all of the consideration paid for ESP ($900,000) was determined on the basis of the closing market price of the Acquirer’s common shares on the acquisition date.

The Goodwill of $850,413 arising from the acquisition consists largely of the synergies expected from combining the operations of LPHC and ESP. All of the goodwill was assigned to

The fair value of the financial assets acquired includes accounts receivable with a fair value of $13,628 and prepaid expenses of $950.

The amount of ESP’s revenue and earnings included in LPHC’s consolidated income statement for the quarter ended September 30, 2009, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009 or January 1, 2008, are as follows:

	Revenue	Earnings

Actual from 9/24/2009 - 9/30/2009	$ 18,286	$ 15,477

Supplemental pro forma from 1/1/2009 - 9/30/2009	$ 6,106,391	$ (672,082)

Supplemental pro forma for 1/1/2008 - 12/31/2008	$ 9,382,807	$ (1,358,151)

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

The following table summarizes the consideration paid for ESP and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration

Equity Instruments (9,000,000 common shares of LocatePlus Holdings)	$ 900,000

Fair value of total consideration transferred	$ 900,000

Recognized amounts of identifiable assets acquired and liabilities assumed

Financial assets	$ 14,578
Property, plant, and equipment	$ 40,837
Financial liabilities	$ (5,828)

Total identifiable net assets	$ 49,587

Goodwill	$ 850,413
$ 900,000

The fair value of the 9,000,000 common shares as all of the consideration paid for ESP ($900,000) was determined on the basis of the closing market price of the Acquirer’s common shares on the acquisition date.

The Goodwill of $850,413 arising from the acquisition consists largely of the synergies expected from combining the operations of LPHC and ESP. All of the goodwill was assigned to

The fair value of the financial assets acquired includes accounts receivable with a fair value of $13,628 and prepaid expenses of $950.

The amount of ESP’s revenue and earnings included in LPHC’s consolidated income statement for the quarter ended September 30, 2009, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009 or January 1, 2008, are as follows:

	Revenue	Earnings

Actual from 9/24/2009 - 9/30/2009	$ 18,286	$ 15,477

Supplemental pro forma from 1/1/2009 - 9/30/2009	$ 6,106,391	$ (672,082)

Supplemental pro forma for 1/1/2008 - 12/31/2008	$ 9,382,807	$ (1,358,151)

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

The following table summarizes the consideration paid for ESP and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration

Equity Instruments (9,000,000 common shares of LocatePlus Holdings)	$ 900,000

Fair value of total consideration transferred	$ 900,000

Recognized amounts of identifiable assets acquired and liabilities assumed

Financial assets	$ 14,578
Property, plant, and equipment	$ 40,837
Financial liabilities	$ (5,828)

Total identifiable net assets	$ 49,587

Goodwill	$ 850,413
$ 900,000

The fair value of the 9,000,000 common shares as all of the consideration paid for ESP ($900,000) was determined on the basis of the closing market price of the Acquirer’s common shares on the acquisition date.

The Goodwill of $850,413 arising from the acquisition consists largely of the synergies expected from combining the operations of LPHC and ESP. All of the goodwill was assigned to

The fair value of the financial assets acquired includes accounts receivable with a fair value of $13,628 and prepaid expenses of $950.

The amount of ESP’s revenue and earnings included in LPHC’s consolidated income statement for the quarter ended September 30, 2009, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009 or January 1, 2008, are as follows:

	Revenue	Earnings

Actual from 9/24/2009 - 9/30/2009	$ 18,286	$ 15,477

Supplemental pro forma from 1/1/2009 - 9/30/2009	$ 6,106,391	$ (672,082)

Supplemental pro forma for 1/1/2008 - 12/31/2008	$ 9,382,807	$ (1,358,151)

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

                       LOCATEPLUS HOLDINGS CORPORATION
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Geoffrey Lee	Interim President and Chief Executive Officer	December 4, 2009
Geoffrey Lee
/s/ Geoffrey Lee	Interim Treasurer	December 4, 2009
Geoffrey Lee