Form 10-K
period 2009-12-31
LOCATEPLUS HOLDINGS CORP
filed 2010-03-31
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 25, 2010, is $5,248,330

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 25 2010 there were 49,984,100 shares of Common Stock, and 72,000 shares of Preferred Stock outstanding.

Part I

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to the Company's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Item 1A). LocatePlus Holdings Corporation (“LPHC” or the “Company”) undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1 - Description of Business

Overview

LocatePLUS Holdings Corporation , through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation, Dataphant, Inc., Metrigenics, Inc., and TruBackgrounds (collectively, the “LocatePLUS Group”), are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.  We sell a CD-ROM-based product, Worldwide Information™, which enables users to search certain motor vehicle records and driver’s license information in multiple states.  Our LocatePLUS™ product, which is accessible through the Internet, contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  Entersect Corporation provides self-screening for both resume and online dating services.  Entersect also provides services to law enforcement through an online database called Entersect Police Online (EPO). Dataphant provides information on virtually every land-based phone number in the United States and approximately 45% of the cell phone numbers in the United States.  Metrigenics, Inc., was formed to develop new ways to integrate biometrics with data.  On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a TruBackgrounds), a Florida corporation (“TruBackgrounds”), Oldsmar, Florida,  engaged in the business of developing and delivering integrated, customized web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes.

Industry Background

We are a public information provider.  Users of our information have historically included law enforcement, other government agencies, law firms, investigation companies, private investigators and insurance companies.  Information is used by those entities for various activities ranging from legal discovery to the detection of fraud and the prevention of crime and terrorism.  Commercial businesses have increasingly availed themselves of our information services in connection with their identity validation and other business decisions.

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

Business Strategy

Our business plan is to provide an entire suite of information products and services for professionals in law enforcement agencies, law firms, insurance underwriting, fraud investigation, private equity funds, private investigation and financial institutions.  We believe that we will be able to compete with comparable services based upon the pricing of our services and based upon certain technical advantages incorporated in our systems.  We have proprietary matching and searching capabilities that give us an advantage over our competitors.  We also have the technology to gather virtually all the landline phone numbers and 45% of U.S. cell phone numbers.  To date, our products have primarily focused on the United States market.

Our Target Market and Screening of Users

Our products have historically been marketed and sold to federal, state and local government agencies (including law enforcement agencies), private investigators, human resource professionals and the legal profession.  Our products have been used in:
•	crime and terrorism investigation

•	detection of fraud

•	“skip tracing”

•	background checks

•	legal due diligence

•	Identity self certification

•	Private security

•	Risk-management

Entersect Corporation offers data for self-certification purposes in connection with job search and Internet dating services and has provided an additional channel in which to distribute the same data developed by LocatePLUS to law enforcement agencies.  All LocatePLUS  Group products are marketed and sold only to pre-screened business and government end users.  We require commercial customers to provide background information about their business need for data and about themselves, such as business licenses, bar admission cards or private investigator licenses.  Individuals involved in law enforcement must provide similar evidence of their authority.

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

LocatePLUS™

Our LocatePLUS database contains searchable and cross-referenced public information on individuals throughout the United States.  Information is presented in a dynamic, hyper-linked fashion, permitting users to rapidly identify and obtain personal information relating to individuals and their associated residences, possible acquaintances, and a variety of other types of data.  Our LocatePLUS database consists of approximately five billion individual data entries.  According to our estimates, we have data entries relating to approximately 225 million adult individuals in the United States

Datasets currently integrated in our LocatePLUS product include nationwide records relating to:

 • names and addresses
         • aliases
             • dates of birth
         • Social Security numbers
         • driver’s license information
         • residential address information (including dates of residence)
         • certain criminal arrest, conviction and incarceration records

• real estate records • prior residences • recorded bankruptcies • liens • motor vehicle records • certain death records • phone numbers • vessel registrations

We believe that one of the significant advantages of our LocatePLUS product, in comparison with many products with which we compete, is the ability of LocatePLUS to “tie” data associated with a given individual to produce a single report.  Our LocatePLUS system uses a proprietary methodology to associate data in a manner that generally results in a matching of data entries across diverse data sources, allowing users to obtain a single, comprehensive data report about an individual, even when there is no single element that ties data entries together (such as a Social Security number).  This comprehensive data report is itself linked to other data potentially relevant to a business or government agency researching an individual, such as names and addresses of possible acquaintances, relatives and neighbors of that individual.  Another of the advantages that LocatePLUS Group has is its unlisted and cell phone data which we believe is superior to competitive offerings.

Worldwide Information

We produce CD-ROM products that enable users to quickly search motor vehicle records in multiple states through a dynamic search engine, known as Worldwide Information™.  Our Worldwide Information™ product enables users to search certain motor vehicle records and drivers’ license information in multiple states through a dynamic search engine.  Unlike many competing products, our Worldwide Information™ product enables users to rapidly identify vehicles or drivers using complete or partial search criteria.  We believe that this ability to search partial data is a valuable tool in circumstances in which incomplete information is available, as is often the case in criminal investigations.  Unlike data provided by Internet-based services, searches on our CD-ROM product are confidential and not available to any person other than the user of our CD-ROM product.  We believe that the confidential nature of this CD-ROM product makes it particularly attractive to law enforcement agencies, which must often conduct criminal investigations in strict secrecy.

Entersect

Entersect Corporation operates under the trade name of "Entersect," and provides self-screening for both resume and online dating services. Entersect also provides services to law enforcement through an online database called Entersect Police Online (EPO).

Dataphant

Dataphant has information on virtually every land-based phone numbers in the United States and approximately 45% of the cell phone numbers in the United States. Over the past five years other competitors have emerged with what appears to be similar offerings to Dataphant’s. We believe our process and technology continues to remain superior to these other sources that use alternative methods to acquire cell phone data This data is incorporated into our LocatePLUS, Entersect and Worldwide Information products.

Metrigenics

Metrigenics was formed to develop new ways to integrate biometrics with data.  In March, 2009, management made the decision to suspend funding of this subsidiary which consisted primarily of research and development costs, and is presently exploring strategic options with respect to this entity.

TruBackgrounds

On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc.(ESP)(d/b/a Trubackgrounds), a Florida corporation (“Trubackgrounds”), located in Oldsmar, Florida, which is engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes.Trubackgrounds serves large and small businesses with systems and information designed to enable intelligent decisions and reduce costs through automation. Trubackgrounds will continue to be operated as a wholly-owned subsidiary of the Company and will collaborate in providing enhanced service capability to the Company’s customers.

The following table summarizes the consideration paid for ESP (TruBackgrounds) and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Consideration

Equity Instruments (9,000,000 common shares of LocatePlus Holdings)	$ 900,000

Fair value of total consideration transferred	$ 900,000

Recognized amounts of identifiable assets acquired and liabilities assumed

Financial assets	$ 14,578
Property, plant, and equipment	$ 40,837
Note Payable	$ (148,000)
Financial liabilities	$ (5,828)

Total identifiable net assets	$ (98,413)

Goodwill	$ 998,413
$ 900,000

The fair value of the 9,000,000 shares of Common Stock of the Company paid for ESP (TruBackgrounds)($900,000) was determined on the basis of the closing market price of the Company’s Common Stock on the acquisition date. The 9,000,000 shares are subject to an escrow agreement that requires their delivery in full to the seller on or before September 1, 2011 upon the satisfaction of certain stated conditions

The goodwill of $998,413 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and TruBackgrounds. All of the goodwill was assigned to TruBackgrounds.

The fair value of the financial assets acquired includes accounts receivable with a fair value of $13,628 and prepaid expenses of $950.

The amount of TruBackgrounds’ revenue and earnings included in the Company’s consolidated income statement for the quarter ended December 31, 2009, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009 or January 1, 2008, are as follows:

	Revenue	Earnings

Actual from 9/24/2009 - 12/31/2009	$ 272,714	$ 44,693

Supplemental pro forma from 1/1/2009 - 12/31/2009	$ 7,685,933	$ (1,969,626)

Supplemental pro forma for 1/1/2008 - 12/31/2008	$ 9,382,807	$ (1,358,151)

Sources of Our Data

Our operations depend upon information derived from a wide variety of automated and manual sources.  External sources of data include public records that are acquired from aggregators as well as directly from the agency capturing those records such as courts, county clerks, motor vehicle departments, and more.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

One such legislative enactment that has had an effect on our business was the Financial Services Modernization Act of 2000, also known as the “Gramm-Leach-Bliley Act”.  Among other things, this law restricts the collection, use, and transfer of certain data that includes “credit header” information, which had historically functioned as the backbone of our data resources.  Implementation of this law’s restrictions by the Federal Trade Commission significantly limited the availability of certain data for our database, but we have subsequently developed datasets that function independently of “credit header” information.  Although we have not engaged counsel to review this matter or the conduct of our operations generally, we believe that our operations are currently unaffected by the Gramm-Leach-Bliley Act or any law specifically applicable to the dissemination of data concerning individuals.  More recently, Congress has been addressing the access to public data such as ours. The Fair Credit Reporting Act (“FCRA”) (15 U.S.C. §§ 1681-1681u). Rules were adopted implementing the Act by the Federal Trade Commission. These rules  became effective on November 1, 2009. See 16 C.F.R. § 681. The final rules require each financial institution and creditor that holds any consumer account, or other account for which there is a reasonably foreseeable risk of identity theft, to develop and implement an Identity Theft Prevention Program (ITPP) for combating identity theft in connection with new and existing accounts. The Program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft. These and other potential restrictions on our use of personal information, however, could limit the usefulness and have a material adverse affect on operations, our products, including our LocatePLUS product, and our operations.  Federal and state law prohibits us from selling information about minors.  Our products have been designed to prevent the dissemination of such data.

Distribution of Our Products

We distribute our content both directly and through channel partner arrangements, by which third parties access our databases in consideration for a royalty.

Competition

Current competitors for our LocatePLUS and Entersect include ChoicePoint, IRB, MerlinData, and Lexis-Nexis.  Many of the companies that currently compete with this product, as well as other companies with whom we may compete in the future, are national or international in scope and have greater resources than we do.  Those resources could enable those companies to initiate price cuts or take other measures in an effort to gain market share in our target markets.

Our Worldwide Information product primarily competes with the registries of motor vehicles of various states that sell their data to screened users.  These state agencies generally provide data in “raw form” without the search capabilities that we provide in our Worldwide Information product.

TruBackgrounds is in the human resources screening industry which is a 4 billion dollar market consisting of over 3,000 vendors providing background check services to staffing agencies and businesses nationwide. The majority of competitors are typcially small providers that serve a select clientele either regionally or by industry type. More significant competitors such as Choicepoint, First Advantage, and HireRight are large organizations that offer a vast array of products that include drug screening, biometric validation, and much more. Prominent trade associations along with government resources show that the pre-employment screening market is continuing to grow significantly.

Employees

As of December 31, 2009, the LocatePLUS Group had 53 employees.  We believe that our relations with our employees are good.

Item 1A.  Risk Factors

The Company operates in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that the Company cannot control or predict. The following discussion, as well as the "Critical Accounting Policies and Estimates" discussion in Item 6 of this Annual Report on Form 10-K highlights some of these risks.

You should carefully consider the risks described below before buying shares of the Company's common stock, as well as other information provided to you in this document, including information in the section of this document entitled "Forward Looking Statements". An investment in the Company's common stock is highly speculative. The risks and uncertainties described below are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems immaterial, may impair the Company's business operations. If any of the adverse events described in this Item 1A actually occur, the Company's business, results of operations and financial condition could be materially adversely affected, the trading price of the Company's common stock could decline, and you might lose all or part of your investment.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had net losses of $2,845,570, and $1,333,612 for the years ended December 31, 2009 and 2008, respectively. The Company had an accumulated deficit of $53,227,511, and a net stockholders' deficit of $8,994,330 and had negative working capital as of December 31, 2009. The Company may never be profitable. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends solely on its ability to successfully market its products. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, AND IF THE COMPANY IS UNABLE TO GENERATE INCREASED BUSINESS VOLUME OR OBTAIN ADDITIONAL FINANCING, THE COMPANY MAY BE REQUIRED TO CEASE OR CURTAIL ITS OPERATIONS.

In their report prepared in conjunction with the Company's December 31, 2009 financial statements, the Company's auditors included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has minimal working capital as of December 31, 2009, there is substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY'S OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

The Company's revenues in any particular period may be lower than revenues in a preceding or comparable period. Factors contributing to fluctuations, some of which are beyond the Company's control, include:

•	fluctuations in its customers' businesses;
•	timing and market acceptance of new products or enhancements introduced by the Company or its competitors;
•	timing and level of expenditures for sales, marketing and product development; changes in the prices of the Company's or its competitors' products; and general industry trends;
•	fluctuations in overall economic activity

In addition, the Company has historically operated with no significant backlog. Any significant deferral of orders for its products would cause a shortfall in revenues for any given fiscal period. As a result, the Company's revenues may vary significantly from quarter to quarter. If the Company's quarterly revenue or operating results fall below the expectations of investors or public market, its stock price could be adversely impacted.

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS OPERATIONS.

The Company has a need to raise additional capital through debt or equity financing to fund operations. As of December 31, 2009, the Company had $53,546 in cash available to fund its operations, and had a working capital deficit of $8,266,601. In 2010, it will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

THE COMPANY HAS A HISTORY OF LOSSES, AND SUCH LOSSES MAY CONTINUE IN THE FUTURE IF THE COMPANY IS UNABLE TO SECURE SUFFICIENT BUSINESS TO COVER ITS OVERHEAD AND OPERATING EXPENSES.

The Company has not been profitable and will continue to generate losses, and potentially require additional external funding, until sales of its products can be increased to sufficient levels for the Company to generate a profit and positive cash flow, of which there can be no assurance that such levels can be attained.

THE COMPANY OPERATES IN HIGHLY COMPETITIVE INDUSTRIES WITH MANY PARTICIPANTS.

The Company operates in a highly competitive environment, competing on the basis of product offerings, quality, service and pricing. Competition is particularly intense and is increasing. The Company has a number of existing competitors, some of which are very large, with significantly greater technological and financial resources, brand recognition, and established relationships with the major customers in each market. In addition, new competitors may enter the industry as a result of shifts in technology. The Company does not offer any assurances that it will be able to compete successfully against existing or future competitors.

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL.

The Company's future success is dependent on its ability to attract and retain talented personnel. There is intense competition for qualified personnel, and the Company may not be able to attract and retain qualified personnel necessary for the development and introduction of new products or to replace qualified personnel that may leave its employ. Part of the Company's compensation program includes stock options and stock grants. If the Company's stock price continues to perform poorly it may adversely affect its ability to retain or attract key employees.

THE COMPANY’S DATA MAY BECOME OUT OF DATE OR INACCESSIBLE

The Company depends for its success on access to a continuous supply of accurate and timely data. Data sources may become too expensive or providers may become unable to provide accessibility for a variety of physical, technical or legal reasons. Inability to supply timely and accurate data can cause a rapid deterioration in the Company’s customer base or force it to discount its services to the point where they cannot produce an operating profit.

THE COMPANY MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE IT TO INCUR SIGNIFICANT EXPENSES OR PREVENT THE COMPANY FROM SELLING ITS PRODUCTS.

Intellectual property litigation can be costly and time-consuming and can divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim by a third party of patent or other intellectual property infringement by the Company could compel it to enter into costly royalty or license agreements or force it to pay significant damages and could even require it to stop selling certain products.

CHANGES IN ACCOUNTING MAY AFFECT THE COMPANY'S REPORTED EARNINGS AND OPERATING INCOME.

U. S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of the Company's business, such as revenue recognition, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in the Company's products or business could significantly change the Company's reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See “Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" of this report.

THE COMPANY IS EXPOSED TO RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company's management to report on the operating effectiveness of the Company's internal controls over financial reporting as of December 31, 2010. Livingston & Haynes, LP, our independent registered public accounting firm, will be required to attest to the effectiveness of the Company's internal control over financial reporting beginning with the year ended December 31, 2010. The Company must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. The Company expects that the cost of this program will require it to incur expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for the Company to predict how long it will take to complete management's assessment of the effectiveness of the Company's internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and process on a timely basis. In the event that the Company's chief executive officer, chief financial officer or independent, registered public accounting firm determine that the Company's internal control over financial reporting is not effective as defined under Section 404, the Company cannot predict how regulators will react or how the market prices of the Company's shares will be affected.

ACQUISITIONS AND JOINT VENTURES MAY HAVE AN ADVERSE EFFECT ON THE COMPANY'S
BUSINESS.

The Company may make acquisitions or enter into joint ventures as part of its long-term business strategy. Any such transaction involves significant challenges and risks including that the transaction does not advance the Company's business strategy, that the Company doesn't realize a satisfactory return on the investment it makes, or that the Company may experience difficulty in the integration of new employees, business systems, and technology, or diversion of management's attention from its other business activities. These factors could adversely affect the Company's operating results or financial condition.

Item 2 - Description of Property

Facilities

LocatePLUS Holdings Corporation, LocatePLUS Corporation, Metrigenics Inc., and Worldwide Information, Inc. are headquartered in Beverly, Massachusetts, where we lease approximately 20,000 square feet.  The lease on that facility expires on March 30, 2015, and our annual lease obligation is approximately $371,020.

Dataphant, Inc. is located in Austin, Texas, where it leases approximately 3,000 square feet pursuant to a month-to-month lease (which includes the use of office equipment, with current monthly rent of $3,680).

Entersect Corporation is located in Santa Ana, California, where it leases approximately 1,900 square feet pursuant to a month-to-month lease with current monthly rent of $4,012.

TruBackgrounds is located in Oldsmar, Florida, where it leases approximately 1,400 square feet with a current monthly rent of $1,956. The lease on this location expires on August 31, 2011

Intellectual Property

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

In 2003, we filed for patent protection covering certain aspects of two of our products.  We have filed for patent protection covering certain aspects of our unique search product, "Bull's Eye," that electronically matches database information with current public phone and utility information to identify current information.  We also filed, through our Entersect Corporation, for patent protection covering certain aspects of our self-validation products Career Screen™ and TrustmeID™.

Item 3 - Legal Proceedings

On November 16, 2009, an execution was obtained against LocatePlus Holdings Corporation in a lawsuit styled Thomas Nolan v. LocatePlus Holdings Corporation, in the Essex County Superior Court in Massachusetts, C.A. No. ESCV2006-02125, in the amount of One Hundred Sixty Thousand Two Hundred and Sixty Nine and 45/100 Dollars ($160,269.45).  The execution was in connection with a default judgment entered against the Company on January 11, 2007.  The default judgment was appealed by the Company on or about April 1, 2009, and the appeal was subsequently dismissed on June 25, 2009.  The underlying cause of action was brought to enforce a default judgment obtained against the Company in Oregon.  The Company is actively engaged in settlement discussions with the Plaintiff.

There is pending litigation in the matter of Sharon Taylor, et al. v. Biometric Access Company, et al., in the US District Court for the Eastern District of Texas, C.A. No. 2:07-CV-00018.  The matter is styled as a class action suit brought by the plaintiff class against a group of defendant companies under the Driver Privacy Protection Act, 18 USC §2721 et seq.  The defendants filed a joint Motion to Dismiss which was granted by the Court.  The plaintiff class has filed an appeal of the dismissal of the case, which is being vigorously opposed.  The likelihood of success of the defendants’ opposition to the appeal is excellent.  The potential for loss is negligible.

There is pending litigation in the matter of Sam Wiles, Carol Watkins, Jackson Wills and Sarah Smith, Individually and on behalf of all others Similarly Situated, in the US District Court for the Western District of Missouri, C.A. No. 09-4164-CV-C-NKL.  The matter is styled as a class action suit brought by the plaintiff class against the Company, alleging a violation of the Driver Privacy Protection Act, 18 USC §2721, et. seq., and is one of several similar actions brought by the class against a number of companies in the same industry as the Company.  The Company is vigorously defending the suit, and believes that its defenses to the plaintiff class’s claims are strong.

Item 4 - Submission of Matters to a Vote of Security Holders

On December 15, 2009, the Company filed a definitive proxy statement asking shareholders for their written consent  (a) to increase our authorized shares by adding a new authorization of Preferred Shares and  (b) to authorize action by our officers to carry out the foregoing tasks. The purpose of this authorization was to successfully complete an agreed-upon exchange of approximately $1,817,828 of Convertible Debentures owned by Dutchess Private Equities Fund, Ltd. into 72,000 shares of new Series A Preferred Shares.

On December 29, 2009 the Company obtained the consent of a majority of the record holders of its Common Stock to the foregoing actions.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

The following tables set forth the high and low closing sales prices per share for our Common Stock, each quarter during fiscal years 2007, 2008, and 2009 as reported by the Pink Sheets under the symbol LPHC.PK.

	2007
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC.PK	.42	.18	.22	.09	.15	.08	.12	.04

	2008
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC.PK	.15	.04	.28	.04	.14	.02	.05	.01

	2009
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC.PK	.05	.01	.15	.02	.17	.08	.19	.10

Holders
As of December 31, 2009 there were approximately 442 holders of record of our Common Stock and 1 holder of record of our Preferred Stock.

Common Stock

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

Preferred Stock

On December 31, 2009 the Company issued 72,000 shares of its Series A Preferred Stock $1 par value to a major creditor, Dutchess Private Equities Fund, Ltd. (“Dutchess”) in exchange for $1,817,828 of indebtedness held by Dutchess plus a Warrant to purchase up to 1,125,000 shares of the Company’s Common Stock. The 72,000 shares of new Series A Preferred Stock  pay a dividend of 1% per annum of the par value per share in cash or in Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects equity compensation granted or issued by us as of December 31, 2009, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of Outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)

Equity Compensation Plans approved by security holders:
Common Stock	226,987	$38.83	964,210

Recent Sales of Unregistered Securities

The following is a list of our securities sold within the past three years without registration under the Securities Act of 1933, as amended.

Effective December 30, 2009, all indebtness of the Company to Dutchess Private Equities Fund, Ltd. was satisfied through the issuance of 72,000 shares of Preferred Class Common Stock that was authorized by a majority of shareholders of Common Stock through a Written Consent process.

        On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners ( now YA Global Investments, L.P. ) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

Under the Purchase Agreement, we also issued to Cornell Partners ( now YA Global Investments, L.P. ) five-year warrants in six separate series as follows:

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

Purchases of Equity Securities

In November, 2009, the Company repurchased 2,000,000 shares of its Common Stock at $0.125 from an independent investor. This purchase was done in the form of a two year, 5.5% convertible note in the amount of $250,000. This note is convertible into shares of the Company’s Common Stock at a conversion price of twelve and one half cents ($0.125). All interest payable in relation to this note was prepaid.

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

Overview

The LocatePLUS Group is a business-to-business and business-to-government provider of public information via our proprietary data integration solutions.  We provide a broad range of investigative and background verification products including a CD-ROM-based product that enables users to search certain motor vehicle records and driver’s license information in multiple states through a dynamic search engine, using complete or partial information as well as a database that is accessible through the Internet, known as LocatePLUS, which contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  The Company also provides personal information for self-certification purposes through its Entersect™ product line.

We distribute our content directly through the Internet and the mail, and through channel partner arrangements, by which third-party channel partners sell our products into markets that we do not concentrate on.

On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a Trubackgrounds), a Florida corporation, which is engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes.

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

Revenue is recognized upon delivery of requested data to the customer provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable, and collectability is reasonably assured.

Our costs of revenue consist primarily of our costs to obtain data. We obtain our data from multiple sources and have entered into various license agreements with the related data providers.  In 2009 and 2008, we recorded $1,704,889 and $1,600,583, respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

Our selling and marketing expenses consist of salaries and commissions paid to sales representatives for the products that we offer, as well as advertising and trade show expenses.

General and administrative expenses consist of payroll and related expenses for non-sales, executive and administrative personnel, facilities expenses, insurance, professional services expenses, travel and other miscellaneous expenses.

Interest expense is attributable to various notes issued through the year ended December 31, 2009.  As of December 31, 2009, we had gross notes payable (current and long-term) totaling $3,588,799.

We have incurred significant net losses since our inception.  We incurred net losses of $2,845,570 in 2009 and $1,333,612 in 2008.  Our accumulated deficit as of December 31, 2009 was $53,227,511.

Our ultimate success is dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs.  To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings.  Any such financings may be dilutive to existing investors.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.  Revenue decreased 9.4% to $7,260,952 from $8,013,600 in the year ended December 31, 2008 to. This decrease is primarily attributable to a decrease in revenues associated with channel partners, partially offset by increased revenue related to the TruBackgrounds acquisition in September, 2009.

Cost of revenues.  For the year ended December 31, 2009, our cost of revenue was $1,760,298 (24% of revenue) as opposed to $1,691,293 (21% of revenue) for the year ended December 31, 2008. This increase is primarily attributable to increased third party data costs.

Selling and marketing expenses.  Selling and marketing expenses for the year ended December 31, 2009 were $1,179,221, as compared to $1,591,405 for the year ended December 31, 2008, a decrease of 26%.  The primary reason for the reduction is due to the elimination of non-essential marketing activities and also to a reduction in personnel related expenses.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2009 were $4,998,011 as compared to $5,366,168 for the year ended December 31, 2008, a decrease of 7%.  This decrease is attributable to various cost cutting efforts by management and also to a reduction in personnel related expenses.

Research and development expenses.  Research and development expenses for the year ended December 31, 2009 were $29,645 as compared to $194,728 for the year ended December 31, 2008, a decrease of 85%. This decrease is attributable to management’s decision to suspend funding of the Metrigenics’ product development project and also a reduction in personnel related expenses.

Interest expense.  Interest expense increased  to $514,714 for the year ended December 31, 2009, from $511,542 for the year ended December 31, 2008, due to additional notes payable issued in 2009.

Other Income. Other income decreased to $4,466 for the year ended December 31, 2009, from $7,924 for the year ended December 31, 2008, a decrease of 44%. Other income is derived from the collection of previously written off bad debts.

Finance Related Expenses.  Finance related expenses which amounted to $294,765 in 2009 are attributable to the expenses related to the restructuring of certain notes payable during the year.

Loss on termination of research and development project.  This non-recurring expense in 2009 of $586,334 is attributable to the write off of costs associated with a discontinued product development project.

Gain on extinguishment of debt.  This non-recurring item in 2009 of $127,000 is attributable to the extinguishment of certain payables pertaining to the loss on termination of research and development project.

Loss on permanent impairment of investment.  The non-recurring expense in 2009 of $875,000 is attributable to the write off of an asset originally booked in 2004 that is now fully impaired in the opinion of management. Prior to the fourth quarter of fiscal year 2009, the asset had been evaluated on a quarterly basis with the evaluation reserve shown as “impairment of assets” in Stockholders’ (Deficit) Equity. This reserve totaled $873,500 at December 31, 2008.

Liquidity and Capital Resources

    From our incorporation in 1996 through December 31, 2009, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

    As of December 31, 2009, our cash and cash equivalents totaled $53,546

    On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners ( now YA Global Investments, L.P. ) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

Under the Purchase Agreement, we also issued to Cornell Partners ( now YA Global Investments, L.P. ) five-year warrants in six separate series as follows:

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

    On December 29, 2009 the Company had received the consent of a majority of the shareholders of record  to amend its Certificate of Incorporation, and on December 31, 2009 it had amended the Certificate of Incorporation  to permit an increase in  the number of authorized shares by adding 1,000,000 shares of Preferred Stock to the already authorized 50,000,000 shares of Common Stock.

    On December 31, 2009 the Company issued 72,000 shares of its Series A Preferred Stock to a major creditor, Dutchess Private Equities Fund, Ltd. (“Dutchess”) in exchange for $1,817,828 of indebtedness held by Dutchess plus a Warrant to purchase up to 1,125,000 shares of the Company’s Common Stock.

    The 72,000 shares of new Series A Preferred Stock issued to Dutchess have a par value of $1.00 per share and a $25 liquidation preference. They are restricted as to resale. They pay a dividend of 1% per annum of the par value per share in cash or in Series A Preferred Stock. Holders will have a vote on any matters affecting the Series A Preferred Stock. The shares are convertible at any time into the Company’s Common Stock at 41.66 shares of Common Stock per share of Preferred Stock (fully converted, 3,001,680 shares of Common Stock). The Company can force conversion of Preferred Stock not to exceed 4.99% of total Common Stock outstanding if the 10-day moving average closing price per share of the Company’s Common Stock shall exceed $.50 per share. Holders also have a right to “put” their shares to the Company at $25.00 per share, not to exceed in the aggregate for any calendar quarter:  $15,000 through the last 6 months of 2010, $25,000 through the last quarter of 2011 and $35,000 per quarter thereafter.

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Rent expense amounted to $421,387 and $544,199 during 2009 and 2008, respectively.  The decrease is due to the restructuring and extension of the lease at the Beverly, MA location.

Capital Leases

Through December 31, 2008, we entered into certain long-term equipment lease agreements.  These agreements were classified as capital leases and expired in 2008.

License Agreements

The following represents the contractual obligation and commercial commitments as of December 31, 2009.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$3,588,799	$3,469,234	$119,565	-
Operating Leases	1,999,707	406,766	758,154	834,787
License Agreements	405,000	405,000	-	-
Total	$5,993,506	$4,281,000	$877,719	$834,787

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of $1,970,570, and $1,333,612 for the years ended December 31, 2009 and 2008, respectively. The Company has an accumulated deficit of $52,352,511, a stockholders' deficit of 7,194,330 and a working capital deficit of $8,242,017 at December 31, 2009. Additionally, the Company had a cash balance of $53,546 at December 31, 2009. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has taken a number of actions to reduce operating expenses, and to improve the salability of its products. The Company's major objective is to increase its order volume. Short and long-term liquidity needs require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations continue to deteriorate due to increased competition, or other adverse events, it will be required to obtain additional sources of funds through asset sales, capital market transactions, financing from third parties or a combination thereof. The Company has not been able to attain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions, securing debt financing and restructuring existing debt agreements have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. However, the Company may, in the future, be required to seek new sources of financing or additional accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels in order to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to continue operations. No assurances can be given that management's initiatives will be successful, or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

Certain Related Party Transactions

On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a Trubackgrounds), a Florida corporation (“Trubackgrounds”), engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes. Trubackgrounds was owned by Derrick Spatorico, who received 9,000,000 shares of the Company’s Common Stock in payment for Trubackgrounds.

On September 25, 2009 Mr. Spatorico became a Director of the Company and on February 25, 2010 he became acting President and Chief Executive Officer. Mr. Spatorico’s stock is subject to an escrow agreement by the terms of which he is to receive all of the stock out of escrow no later than September 1, 2011.

At December 31, 2009, the Company has outstanding notes payable totaling $348,000 to Derrick Spatorico.

Use of Our Assets

    None

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

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2009, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

Item 7 - Financial Statements

        Our financial statements as of and for the twelve months ended December 31, 2009 and December 31, 2008 are set forth in the section of this Annual Report beginning on page F-1.

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

Our management, including the Acting Chief Financial Officer and Acting Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, COSO.  Based upon the evaluation performed it was concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Based on our evaluation for the period ended December 31, 2009, our Chief Executive Officer has concluded that at the end of this reporting period we have identified matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No.  2) in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time.

The material weakness relate to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Based on the evaluation performed, disclosure controls and procedures were not effective for the twelve months ended December 31, 2009.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Following the twelve months ended December 31, 2009, we have taken specific actions to remediate the reportable conditions and material weaknesses, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties, and the engagement of a contract Chief Financial Officer.  We intend to continue to further strengthen our controls and procedures regarding the closing  process over the next twelve months.

ART III
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth specific information regarding our executive officers and directors as of March 31, 2010 .

Executive Officers and Directors	Age	Positions
Christian Williamson	37	Chairman of the Board, Governance Committee Member
Derrick Spatorico	41	Director, Acting President and Chief Executive Officer, Treasurer, Compensation Committee Member
Richard Pyle	65	Director, Governance Committee Chairman, Audit Committee Member
Patrick Murphy	56	Director and Secretary
James Ahern	69	Director, Compensation Committee Chairman
George Isaac	65	Director, Audit Committee Chairman, Compensation Committee Member
Bart Valdez	47	Director, Governance Committee Member, Compensation Committee Member, Audit Committee Member

Current Directors and Officers

Christian Williamson, Chairman, and Governance Committee Member, is currently  Vice  President  of  Global Market Strategies at Danaher Corporation, a $10 billion industrial conglomerate which operates within multiple  platforms  including  water treatment. Mr. Williamson joined the Trojan Technologies Division of  Danaher in 2001  through  the  acquisition  of  Advanced  UV  Solutions and was promoted to Vice-President,  Global  Market  Strategies  in  January  2008  - Executive Team Member.  Prior  to  that,  Mr.  Williamson  was Managing Director, Environmental Contaminant  Treatment  since  2001.  Prior  to that Mr. Williamson was Managing Partner  for  Advanced  UV  Solutions,  LLP, a "spin-off" of the consulting firm Hydro  Geo Chem, Inc. The main goal of AUVS was to liquidate the asset for Hydro Geo  Chem  through  the sale of the AUVS Company. Mr. Williamson holds a B.S. in Engineering Mathematics and a Doctorate in Hydrology with an emphasis in Systems Engineering  from  The  University  of  Arizona

                    Derrick Spatorico, Director, Acting President and Chief Executive Officer, and Treasurer,  Mr.  Spatorico joined the Board on September 25, 2009 in conjunction with the Company’s purchase of Employment Screening Profiles (TruBackgrounds) which he had previously owned. Mr. Spatorico is an active venture investor and an attorney at law practicing in New York. He is intimately familiar with civil and criminal litigation as well as corporate, commercial transaction, and real estate law. He is legal counsel to various corporations ranging in size from small, single shareholder to large multi-national corporations.    Mr. Spatorico also sits on the Board of a number of local charities and philanthropic institutions. Following the resignation of Interim President and Chief Executive Office, Geoffrey Lee on February 25, 2010, the Board of Directors appointed Mr. Spatorico to the position of Acting President and Chief Executive Officer.

Richard Pyle, Director, Governance Committee Chairman, and Audit Committee Member,  is currently a commercial real estate investor and has held executive or  management positions over the past thirty years at companies such as Spencer Products,  Inc, AMG Industries and Procter and Gamble. Mr. Pyle is also a former Professor  of  Management of The University of Massachusetts. In addition to his extensive  career,  Mr.  Pyle  currently  sits  or  has  sat  on  the  Board  of organizations such as The Salvation Army, Becker College, and The Boys and Girls Club.  Mr.  Pyle  holds  a  PhD  in  Business  from the University of Massachusetts  and  an  MBA  from  The  University  of  Michigan.

   Patrick Murphy, Secretary and Director,  is the Chairman of the Pulsar Network, Inc. Board of Directors. A graduate of the Harvard Law School and practicing in Massachusetts for the last twenty years, he also provides consulting services to growing businesses. He is familiar with government relations, public relations, and has experience in developing resources and assets. Prior to his career in law he was a manager at a prominent social service agency and handled personnel and operation issues in a crisis-based environment.

  James Ahern, Director and Compensation Committee Chairman, is the COO of the Tracy Group, a Casino Management  and  Development  Company.  The  Tracy  Group  focuses  on  work-out strategies,  development  of  management and marketing strategies, and ground-up development  for  a  variety  of  clients. Prior to joining the Tracy Group, Mr. Ahearn  had  extensive  experience in executive management in a variety of areas including  30 years experience with the Federal Bureau of Investigation where he was  nominated  by  the  Director of the FBI for the highest award for executive service  in  the  U.S. Department of Justice.  Mr. Ahearn recently served on the Board  of  Directors,  and  acted as a consultant to Trackpower, Inc., a company operating  two  race  tracks/casinos  in  New  York  State.  He  has held gaming licenses  in  New  York, Arizona, Oregon and Washington, as well as the National Indian  Gaming  Commission.

                  George Isaac, Director and Audit Committee Chairman, a Massachusetts Certified Public Accountant and is affiliated with the  Massachusetts  Board  of  Certified  Public  Accountants  and  the American Institute  of  Certified Public Accountants. He is experienced in all areas of  financial  management  having  practiced  as  a  CPA  for  25 years within a financial  career  that  reaches  back  nearly 40 years. His experience includes management,  business  consulting,  budgeting,  managerial  accounting,  risk management,  internal  controls,  tax advice and preparation, financial planning and  reporting,  audit  functions, banking functions, and all treasury functions including  SEC  compliance. Specifically, his current practice involves services as  a  consulting  CFO.  In  the past he has served as CFO for a publicly traded company,  a  managing  partner  of  a  public  accounting  firm, and  has  managed a commercial office building. As a board member of a community bank and a publicly traded company he has served as a member and is familiar with the functioning of board  audit  committees, executive committees, and compensation committees. His experience  includes  the negotiation of significant expansion and growth credit availability  but  also downsizing to maintain profitability where necessary. He is  proficient  in  Russian  and  German.  For the past five years Mr. Isaac has served  as  a  consulting  Chief  Financial  Officer  for  several  closely held businesses  in  Massachusetts with responsibility for all financial planning and reporting,  tax  preparation, banking and related treasury functions for each of his  clients.

  Bart Valdez, Director, Governance Committee Member, Compensation Committee Member, and Audit Committee Member, joined the Board on April 15, 2009 upon the resignation of Ralph Caruso. He is the former President of the Employee Screening Segment of First Advantage, a leading risk mitigation and business solutions provider. Mr. Valdez began his career at First Advantage in 2001 where he developed and executed a strategic plan that improved an $18M regional employment verification company into a $253M global talent acquisition business.  Additionally, Mr. Valdez has been credited with improving financial performance from an EBITDA loss of $5M in 2003 to an EBITDA gain of $36M in 2006. Prior to his employment with First Advantage, Mr. Valdez worked as Vice President of Business Development at Employee Information Services, Inc., where he managed all aspects of finance, information services, sales partnerships, and operations. Mr. Valdez has a B.S. in Management from Colorado State University and a Masters of Business Administration with a concentration in Finance from the University of Colorado.

Each of the directors holds such his or her office until his or her successor is duly chosen and qualified, or until his or her earlier resignation or removal. The Company is not aware of any family relationships between any of the officers and any of the Company’s directors. Each of the officers holds such office until his or her successor shall have been duly chosen and shall have been qualified, or until his earlier resignation or removal. We have entered into severance agreements with a number of our employees the cost of which are not considered to be material.

Former Directors and Officers

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

David Skerrett, a former member of our Board of Directors, resigned from the Board on September 25, 2009.

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

Except as set forth in the preceding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2009.

Audit Committee

The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of our independent auditors, reviews the scope of the audit services provided by our independent accountants, and reviews our accounting practices and internal accounting controls.  Mr Isaac and Mr. Pyle are members of the Audit Committee. Mr. Isaac is the Chairman of the Audit Committee.

Compensation Committee

The Compensation Committee of the Board of Directors reviews and recommends to the Board of Directors the salaries, benefits and stock option grants of all employees, consultants, directors and other individuals compensated by us.  The Compensation Committee also administers our equity compensation plan and other employee benefits plans that we may adopt from time to time. The Chairman of the Compensation Committee is James Ahearn. He is joined on the Committee by George Issac and Derrick Spatorico.

Code of Ethics

The Company adopted a Code of Ethics in May 2004.

Item 10 - Executive Compensation

Summary Compensation Table

The following table sets forth, for 2009, 2008, and 2007, certain compensation paid by us, including salary, bonuses and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2009, 2008 and 2007 exceeded $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Severance ($)	Options Awards (shares)	Non-Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp ($)	All Other Comp ($)	Totals ($)
Geoffrey Lee(5)	2009	125,000	-	-	-	39,773	-	-	164,773
Interim CEO

James C. Fields(3)	2009	49,038						-	49,038
Former President,CEO,	2008	252,190	-	-		-	-	13,200(4)	265,390
Acting CFO, Secretary	2007	212,631	–	-	600,000(1)	-	-	13,200(4)	225,831

Jon R. Latorella	2008	60,215		250,000				15,000(2)	325,215
Former Chairman of the Board & CEO	2007	231,468	325,0000	-	-	-	-	15,000(2)	571,468

(1)   On November 8, 2007, Mr. Fields was issued stock options to purchase 600,000 shares of our Common Stock with an exercise price of $0.11 per share. The options were terminated on June 1, 2009
(2)   Mr. Latorella and his family were allowed use of company vehicles, the value of which is approximately $1,100 per month to Mr. Latorella.
(3)   Mr. Fields commenced his employment with us in 2001. Mr. Fields became an executive officer with the Company on March 31, 2003.
(4)   Beginning in April 2004, Mr. Fields was allowed the use of a company-leased vehicle, the value of which was approximately $1,100 per month.

In March  2007, Mr. Latorella resigned from the position of President and CEO. Mr. Latorella  ceased to be a Board Member on January 26,
2009 ..

In May 2007, Mr. Fields was elected by the Board of Directors to the position of President and CEO. Mr. Fields ceased to be a Board member
January 26, 2009 and was terminated as an officer on February 23, 2009.
(5)   On February 10, 2010, Mr. Lee resigned from his position as Interim President and CEO. Mr. Lee has resumed his former position of President of Entersect.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

Director Compensation

Compensation to outside members of the Board for services rendered through December 31, 2009 has not yet been fully distributed. Director compensation for services rendered in 2009 totaled $202,083.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

As of the close of business on March 25, 2010 , there were 49,984,089 shares of Common Stock issued and outstanding.  There were also unexercised options and warrants issued to purchase shares of Common Stock outstanding on that date.  Of these, 2,991,067 issued shares and 4,613,712 options, warrants, and convertible shares were owned by officers, directors and over 5% stockholders.

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 31, 2010, by:

-Each of our directors;
-Each of our executive officers;
-Each person known to us to beneficially own more than 5% of either class of our common stock; and
-All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock underlying options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2009 are deemed outstanding, while such shares are not deemed outstanding for computing percentage ownership of any other person.  To our knowledge, except as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder.  Each of our directors and executive officers can be contacted at 100 Cummings Center, Suite 235M, Beverly, Massachusetts 01915.

	Common Stock
Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
Directors
Christian Williamson	1,628,880	3.3%
Bart Valdez	605,005	1.2%
Richard Pyle	57,182	-
George Isaac
James Ahern
Officers
Derrick Spatorico	650,000	1.3%
Patrick Murphy	550,000	1.1%
5% or More Shareholders
James C. Fields(2)	19,866,461	39.7%
Special Situation Funds(1)	1,410,000	2.8%
All directors and executive officers as a group (5 persons)	3,491,067	6.9%

*	Less than one percent of outstanding shares.

(1)   Includes 505,000 shares and 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special
        Situations Fund III, L.P. and 505,000 shares and 200,000 shares issuable upon the exercise of warrants with an exercise price of $7.50 per share held by Special Situations Private Equity Fund, L.P
(2)  The Company understands that these were originally issued by the Company’s transfer agent to Dutchess Private Equities Fund, II LP  in
        conversion of outstanding indebtedness and subsequently transferred to Mr. Fields. The issuance of   these shares and their transfer to Mr. Fields
        is the subject of legal challenge by the Company.

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

Jon R. Latorella

The Board of Directors accepted the resignation of its President and Chief Executive Officer, Jon Latorella, effective March 23, 2007. Effective January 26, 2009 he ceased to be a member of our Board

James C. Fields

On February 23, 2009, Mr. Fields was removed as Chief Executive Officer, Acting Chief Financial Officer, and Treasurer by the Board of Directors.

Use of Company Cars.
        Through February 23, 2009, Mr. Fields received a vehicle allowance of $1,000 per month in accordance with his employment agreement.

Item 13- Exhibits and Reports on Form 8-K

Reports of Form 8-K – 2009 & 2008

On February 25, 2010 , we filed a Form 8-K and reported under item 5.02 the resignation of Geoffrey Lee as Interim President and Chief Executive Officer. Mr. Lee resumed his previous position as President of Entersect, a wholly owned subsidiary of LocatePlus Holdings. Following the resignation of Mr. Lee, the Board of Directors appointed current Board member, Derrick Spatorico to the position of Acting President and Chief Executive Officer.

On December 31, 2009, we filed a Form 8-K and reported under item 8.01 that the Company had received the consent of a majority of the shareholders of record  to amend its Certificate of Incorporation, and on December 31, 2009 it had amended the Certificate of Incorporation  to permit an increase in  the number of authorized shares by adding 1,000,000 shares of Preferred Stock to the already authorized 50,000,000 shares of Common Stock. Furthermore, that Company announced that it had issued 72,000 shares of its Series A Preferred Stock to a major creditor, Dutchess Private Equities Fund, Ltd. (“Dutchess”) in exchange for $1,817,828 of indebtedness held by Dutchess plus a Warrant to purchase up to 1,125,000 shares of the Company’s Common Stock.

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

On May 29, 2009, we filed a Form 8-K and reported under items 8.01 and 9.01 that Christian Williamson, Chairman of the Board had issued a letter to shareholders.

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

Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of LocatePLUS Holdings Corporation, as filed with the Secretary of State of the State of Delaware on March 19, 2002.(1)
3.2	By-Laws of LocatePLUS Holdings Corporation.(1)
4.1	Warrant and Unit Agreement by and between LocatePLUS Holdings Corporation and Transfer Online, Inc., dated March 22, 2002.(1)
4.2	Form of Warrant Certificate.(2)
4.3	Form of Unit Certificate.(2)
4.4	Form of Class A Voting Common Stock Certificate.(2)
4.5	Form of Class B Non-voting Common Stock Certificate.(2)
4.6	Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class A Voting Common Stock).(1)
4.7	Form of Restricted Warrant Agreement (Warrant to Purchase Shares of Class B Non-voting Common Stock).(2)
4.8	$10,000 Convertible Promissory Note, dated March 9, 2001.(1)
4.9	Amended Form of Warrant Certificate.(3)
4.10	Amendment to $10,000 Convertible Promissory Note, dated July 23, 2002.(3)
5.1	Opinion of Geoffrey T. Chalmers, Esq. (5)
10.1	Master Lease Agreement between Cummings Properties, Inc. and Worldwide Information, Inc., dated November 20, 1999.(1)
10.2	Secured Note, dated June 1, 2001.(1)
10.3	Purchase Agreement dated July 8, 2005, by and between LocatePLUS Holdings Corporation and certain Investors named therein, as amended August 12, 2005.(4)
10.4	Form of 3% Senior Convertible Note dated July 8, 2005 and August 15, 2005, by and between LocatePLUS Holdings Corporation and each of the Investors named in Exhibit 10.26. (4)
10.5	Registration Rights Agreement dated July 8, 2005, by and between LocatePLUS Holdings Corporation and certain Investors named therein, as amended August 12, 2005. (4)
10.6	Form of Common Stock Purchase Warrant issued to the Investors named in Exhibit 10.26. (4)
10.7	Debenture, dated December 29, 2005, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund II, L.P. (5)
10.8	Debenture Registration Rights Agreement, dated December 29, 2005 by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund II, L.P. (5)
10.9	Warrant Agreement Dated December 30, 2005(5)
10.10	Security Agreement Dated December 30, 2005(5)
10.11	Subscription Agreement Dated December 30, 2005(5)
10.12	Debenture, dated July 21, 2006, by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P. (5)
10.13	Debenture Registration Rights Agreement, dated July 21, 2006 by and between LocatePLUS Holdings Corporation and Dutchess Private Equities Fund, L.P. (5)
10.14	Warrant Agreement Dated July 21, 2006 (5)
10.15	Security Agreement Dated July 21, 2006(5)
10.16	Subscription Agreement Dated July 21, 2006(5)
10.17	Addendum Dated October 18, 2006 to Debenture Dated December 29, 2005 and Debenture Dated July 21, 2006(5)
10.18	Debt Conversion Agreement dated As of November 4, 2009 by and between the Company and Dutchess Private Equities Fund, Ltd., (6)
10.19	Series A Convertible Stock Purchase Agreement dated as of November 4, 2009 by and between the Company and Dutchess Private Equities Fund, Ltd., (6)
10.20	Purchase and Sale Agreement dated September 25, 2009 by and among the Company, Employment Screening Profiles, Inc., (“Trubackgrounds”) and Derrick Spatorico. (6)
10.21	Escrow Agreement dated as of November 25, 2009 by and between the Company and Derrick Spatorico (6)
21.1	Subsidiaries of LocatePLUS Holdings Corporation.(1)

23.1	Consent of Geoffrey T. Chalmers, Esq. (filed with exhibit 5.1)
23.2	Consent of Livingston and Haynes P.C. (5)
23.5	Consent of Livingston & Haynes, P.C.
31.1	302 Certification of the Chief Executive Officer
31.2	302 Certification of the Chief Financial Officer
32	906 Certification of C.E.O. and C.F.O.
(1)	Filed as an Exhibit to Form SB-2, filed with the Securities and Exchange Commission on March 28, 2002 (Registration No. 333-85154).
(2)	Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on June 21, 2002 (Registration No. 333-85154).
(3)	Filed as an Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on July 24, 2002 (Registration No. 333-85154).
(4)	Filed as Exhibit to Form 8-K, filed with the Securities and Exchange Commission on July 13, 2005.
(5)	Filed as Exhibit to Form SB-2/A, filed with the Securities and Exchange Commission on January 4, 2007, (Registration No. 333-138311
(6)	Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees
During 2009, our principal accountant, Livingston & Haynes, P.C. (L&H) billed $116,950 in connection with the audit of our annual financial statements and the review of our quarterly financial statements.
Tax Fees
During 2009, L&H billed us $14,500 for tax related services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATEPLUS HOLDINGS CORPORATION

      /s/ Derrick Spatorico
Derrick Spatorico, Acting President, Chief Executive
 Officer, and Treasurer

           March 31 , 2010

Independent Auditors' Report

To the Stockholders and Board of Directors of
LocatePLUS Holdings Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009 and December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation and its subsidiaries as of December 31, 2009, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2009, and December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2009 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are disclosed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/LIVINGSTON & HAYNES, P.C.
Livingston & Haynes, P.C.
Wellesley, Massachusetts

March 31, 2010

LocatePLUS Holdings Corporation
Consolidated Condensed Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$53,546	$92,465
Accounts receivable	760,933	510,964
Prepaid expenses and other current assets	3,017	99,903

Total current assets	817,496	703,332

Property and equipment, net	68,371	715,553
Intangible assets	1,022,997	79,464
Other assets	100,468	122,917

Total assets	$2,009,332	$1,621,266

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	1,370,805	1,139,317
Accrued expenses	3,992,513	3,474,152
Deferred revenue	284,360	306,875
Notes Payable	148,000	607,883
Convertible notes payable	3,288,419	2,586,992

Total current liabilities	9,084,097	8,115,219

Long term convertible notes payable	119,565	247
Shares subject to mandatory redemption	1,800,000	1,500,000

Total liabilities	11,003,662	9,615,466

Commitments and contingencies

Stockholders’ (deficit) equity:
Common Stock , $0.01 par value, 25,000,000 and 50,000,000 shares authorized
23,795,500 and 49,993,700 shares issued and outstanding at December 31, 2008 and 2009 respectively	499,937	237,955
Preferred Stock , $1.00 par value, 1,000,000 shares authorized and
72,000 shares issued and outstanding at December 31, 2009	-	-
Additional paid-in capital	39,206,050	39,395,136
Warrants	3,627,194	3,627,194
Shares pending issuance	900,000	-
Impairment on Assets	-	(873,500)
Accumulated deficit	(53,227,511)	(50,380,985)

Total stockholders’ equity	(8,994,330)	(7,994,200)

Total liabilities and stockholders’ equity	$2,009,332	$1,621,266

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Operations

	For the twelve months ended December 31,
	2009	2008

Revenue	7,260,952	8,013,600

Cost of Revenue	1,760,298	1,691,293

Gross Profit	$5,500,654	$6,322,307

Operating expenses:
Sales and marketing	1,179,221	1,591,405
General and administrative	4,998,011	5,366,168
Research and development	29,645	194,728

Total operating expenses	$6,206,877	$7,152,301

Operating loss	(706,223)	(829,994)

Other income (expense):
Interest expense	(514,714)	(511,542)
Other income	4,466	7,924
Finance related expenses	(294,765)	-
Loss on termination of research and development project	(586,334)	-
Gain on extinguishment of debt	127,000	-
Loss on permanent impairment of investment	(875,000)	-

Net loss	$(2,845,570)	$(1,333,612)

Basic and diluted net loss per share	$(0.06)	$(0.08)

Shares used in computing basic and diluted net loss per share	44,445,410	16,538,323

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statement of Stockholders' Equity

	Common stock		Share Pending	Additional	Warrants	Impairment	Accumulated	Total stockholders’
	Shares	Amount	Issuance	paid-in capital		on assets	deficit	equity (deficit)
Balance at December 31, 2007	11,397,657	113,977		39,218,416	3,692,378	(861,350)	(49,047,373)	(6,883,952)
Issuance of shares	12,397,870	123,978		176,720	(65,184)			235,514
Adjustment to impairment						(12,150)		(12,150)
Net loss							(1,333,612)	(1,333,612)
Balance at December 31, 2008	23,795,527	237,955		39,395,136	3,627,194	(873,500)	(50,380,985)	(7,994,200)
Issuance of shares	26,198,190	261,982		(189,086)			(956)	71,940
Adjustment to impairment						873,500		873,500
Shares Pending Issuance			900,000					900,000
Net loss							(2,845,570)	(2,845,570)
Balance at December 31, 2009	49,993,717	$499,937	900,000	$39,206,050	$3,627,194	-	$(53,227,511)	$(8,994,330)

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows
	For the year ended December 31, 2009	For the year ended December 31, 2008
Cash flows from operating activities:
Net loss	$(2,845,570)	$(1,333,612)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization of property and equipment	101,613	562,728
Loss on termination of property and equipment	459,334	1,836
Provision for doubtful accounts	(7,000)	(72,164)
Interest expense related to warrants issued with debt	345,457	343,225
Acquisition of Goodwill	(998,413)	-
Shares pending issuance	900,000	-
Conversion of payable to debt	75,000	-
Loss on investment	(1,500)	-
Conversion of debt to equity securities	85,062	-
Loss on permanent impairment of investment	875,000	-
Stock Based Compensation	-	26,636
Changes in assets and liabilities:
Accounts receivable	(242,968)	282,722
Prepaid expenses and other assets	195,219	169,789
Accounts payable	256,490	(120,106)
Accrued expenses	518,361	47,652
Deferred revenue	(22,516)	147,574
Security deposits	(21,004)	192,574

Net cash provided (used by) by operating activities	(327,435)	238,851

Cash flows from investing activities:
Purchases of property and equipment	(40,837)	-

Net cash used in investing activities	(40,837)	-

Cash flows from financing activities:
Repayment of debt	(20,647)	(204,650)
Proceeds from issuance of debt	350,000	-
Payments of obligations under capital lease	-	(37,878)

Net cash provided (used) in financing activities	329,353	(242,528)

Net decrease in cash and cash equivalents	(38,919)	(3,677)

Cash and cash equivalents, beginning of period	92,465	96,142

Cash and cash equivalents, end of period	$53,546	$92,465

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

 LocatePLUS Holdings Corporation , through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation, Dataphant, Inc., Metrigenics, Inc., and TruBackgrounds (collectively, the “LocatePLUS Group”), are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.  We sell a CD-ROM-based product, Worldwide Information™, which enables users to search certain motor vehicle records and driver’s license information in multiple states.  Our LocatePLUS™ product, which is accessible through the Internet, contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  Entersect Corporation provides self-screening for both resume and online dating services.  Entersect also provides services to law enforcement through an online database called Entersect Police Online (EPO). Dataphant provides information on virtually every land-based phone number in the United States and approximately 45% of the cell phone numbers in the United States.  Metrigenics, Inc., was formed to develop new ways to integrate biometrics with data.  On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a TruBackgrounds), a Florida corporation (“TruBackgrounds”), located in Oldsmar, Florida,  engaged in the business of developing and delivering integrated, customized web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes.

Liquidity and Operations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred substantial losses in each of the last two years, and has incurred an accumulated deficit of $53,227,511 through December 31, 2009.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners ( now YA Global Investments, L.P. ) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

Under the Purchase Agreement, we also issued to Cornell Partners ( now YA Global Investments, L.P. ) five-year warrants in six separate series as follows:

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

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and notes receivable.  The risk with respect to cash and cash equivalents is minimized by the Company’s policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities.  The financial stability of these financial institutions is constantly reviewed by senior management.  The carrying value of cash and cash equivalents approximates their fair value.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method at rates sufficient to write off the cost of the assets over their estimated useful lives.

Intangible Assets
Intangible assets consist of deferred financing costs and goodwill.

The Company had incurred costs when obtaining financing through Cornell Funding which are capitalized and are being amortized using the straight-line method over the three-year term of the related financing agreement.  For tax purposes, these costs will be amortized over the same three-year term.

The Company acquired goodwill through the acquisition of the assets and liabilities of ESP (TruBackgrounds).

Goodwill

The Company has elected to account for goodwill resulting from the acquisition of assets, in accordance with statement of financial accounting standards No. 142, which prohibits the amortization for goodwill since it has an indefinite life. The statement requires that goodwill be tested for impairment on an annual basis. If goodwill is impaired, an impairment loss will be recognized and charged against earnings in the year in which goodwill becomes impaired. There was no impairment for the years ended December 31, 2009 or 2008. However, for tax purposes, goodwill is being amortized ratably over a fifteen-year period.

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

Revenue Recognition
The Company provides access to public information such as bankruptcies, real estate transactions and motor vehicles and drivers’ licenses. Revenue is recognized when the information requested by a customer is displayed or downloaded, there is evidence of an arrangement, the fees are fixed or determinable, and collectability is reasonably assured.

Costs of Revenues and Software Development Costs

Costs of revenues consist primarily of costs for data acquisition, materials and expenses associated with compact disks and costs for license agreements related to data acquisition, software development and maintenance costs.

Software development costs are charged to operations as incurred, as they relate to ongoing maintenance of data and the Company’s website.  The Company evaluates certain software development costs for capitalization in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Costs incurred relating to the Company’s own personnel and outside consultants who are directly associated with software developed for internal use may be capitalized.  Costs eligible for capitalization under SOP 98-1 have been immaterial to date.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method.  No stock-based compensation expense was recognized in the income statement for the years ended December 31, 2009 and 2008. There are currently no options granted under the Company’s stock-based employee compensation plans.

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

       SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the years ended December 31, 2009 and 2008 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the twelve months ended
	December 31
	2009	2008
Expected life	6 years	6 years
Volatility	33%	31%
Risk free interest rate	0.45%	0.36%
Dividend yields	-	-
Weighted-average fair value of options granted during the period	-	-

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

Recent Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs.  SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date.  The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives.  In February 2008 the Financial Accounting Standards Board (FASB) approved the FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed as fair value in the financial statements on a nonrecurring basis.  FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually for fiscal years beginning after November 15, 2007.  The provisions of SFAS No. 157 are applied prospectively.

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

Trade accounts receivable are presented net of an allowance for doubtful collections of $95,000 at December 31, 2009 and $102,000 at December 31, 2008.  In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.	Property and Equipment
Property and equipment consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008

Equipment	$ 4,638,081	$ 4,597,245
Vehicles	22,343	22,343
Software (see note below)	332,587	918,920
Furniture and fixtures	389,783	389,783
Leasehold improvements	624,142	624,142
	6,006,936	6,552,433
Less accumulated depreciation and amortization	5,938,565	5,836,880
Property and equipment, net	$ 68,371	$ 715,553

Depreciation and amortization expense was $101,613 and $62,730 for the years ended December 31, 2009 and 2008, respectively.

Note:  Management determined that it no longer made sense from a strategic or economic perspective to continue to include in the Company’s future product plans a development project which was initiated in 2005 and which had subsequently been put on hold.  Accordingly, the capitalized costs recorded to date were written off, resulting in a net loss on disposal of $586,334 which was recorded in the year ended December 31, 2009.

5.	Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008

Other	$ 3,017	$ 24,903
Prepaid consulting fees	-	75,000

Total	$ 3,017	$ 99,903

6.    Intangible assets
               Intangible assets consist of the following at December 31,

	December 31,
	2009	2008

Deferred financing costs	$295,000	$295,000
Goodwill	998,413	0
Total	$1,293,413	$295,000
Less: accumulated amortization	$270,416	$172,083

	$1,022,997	$122,917

Amortization expense for the years ended December 31, 2009 and 2008 was $98,333.

Future amortization expense for the next five years is:

2010	$ 24,548
2011	$ -
2012	$ -
2013	$ -
2014	$ -

7.    Other assets
Other assets consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008

Security deposits	$ 100,468	$ 77,964
Restricted trading securities	-	1,500

Total	$ 100,468	$ 79,464

Restricted trading securities consist of 200,000 restricted shares of common stock in Data Evolution Holdings, Inc., which trades over the counter under the symbol DTEV.  These shares were acquired as part of an agreement to provide service and data to DEH. As of December 31, 2009, The Company has decided that the asset is fully impaired and the adjusted carrying value is now zero.

8.	Accrued Expenses
Accrued expenses consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008

Accrued interest	$ 3,233,902	$ 3,227,400
Accrued legal settlements	292,351	-
Board of Director fees	210,049	-
Accounting fees	91,000	91,000
Payroll	90,133	87,931
Other	75,078	67,821

Total	$ 3,992,513	$ 3,474,152

9.	Notes Payable

Notes payable consist of the following:

During 2003, the Company issued subordinated promissory notes in the amount of $2.3 million, bearing simple interest ranging from 10% and 12% per annum.  The balance of this debt at December 31, 2008, is $102,000.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. As of December 31, 2009 the balance on these notes remains unpaid and the notes are now classified as demand.

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners ( now YA Global Investments, L.P. ) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the
Company  failing to file the necessary Registration Statement. The Debentures mature on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

Under the Purchase Agreement, we also issued to Cornell Partners ( now YA Global Investments, L.P. ) five-year warrants in six separate series as follows:

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

Effective December 30, 2009, all indebtness to Dutchess Private Equities Fund, Ltd. has been settled through the issuance of 72,000 shares of Preferred Class Common Stock that was authorized by a majority of shareholders of Common Stock through a Written Consent process.

In November, 2009, the Company repurchased 2,000,000 shares of its Common Stock at $0.125 from an independent investor. This purchase was done in the form of a two year, 5.5% convertible note in the amount of $250,000. This note is convertible into shares of the Company’s Common Stock at a conversion price of twelve and one half cents ($0.125). All interest payable in relation to this note was prepaid.

During 2009, the Company issued several one-year convertible promissory notes totaling $375,000, bearing simple interest of 8% per annum.  The balance of this debt at December 31, 2009, is $375,000.

10.           Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2015.  Rent expense amounted to $421,387 and $544,199 during 2009 and 2008, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

Year ending December 31,
2010	$ 394,730
2011	387,138
2012	371,016
2013	371,016
2014 and future	463,770
Total	$ 1,987,670

Capital Leases
As of December 31, 2009, no balance remained due on capital leases.

License Agreements

The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers.  In 2009 and 2008, the Company recorded $1,760,299 and $1,691,293 respectively in costs related to these agreements.  In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data.  The Company is required to make minimum payments under these agreements as follows:

The following represents the contractual obligation and commercial commitments as of December 31, 2009.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$3,588,799	$3,469,234	$119,565	-
Operating Leases	1,999,707	406,766	758,154	834,787
License Agreements	405,000	405,000	-	-
Total	$5,993,506	$4,281,000	$877,719	$834,787

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

Legal Proceedings

None

11.           Income Taxes
Deferred tax assets consist of the following at December 31:

	2009	2008

Net operating loss carry forwards	$ 15,000,000	$ 14,735,000
Stock based compensation	390,000	450,000
Bad debt reserve	39,000	44,400
Investment loss	5,000	5,000
Gross deferred tax assets	15,434,000	15,234,400

Valuation allowance	(15,434,000)	(15,234,400)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured.  When the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

            The net increase in the valuation allowance was approximately $200,000 for 2009 and 2008.

At December 31, 2009, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $37 million and $20 million respectively.  The federal and state net operating loss carry forwards expire through 2027.

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

12.	Common Stock and Preferred Stock
As of December 31, 2009, the Company has authorized capital stock of 50,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, par value $1.00 per share (“Preferred Stock”).  As of the date hereof, there are outstanding 49,770,826 shares of Common Stock, 72,000 shares of Preferred Stock. In accordance with the FASB codification 480-10, the Preferred Stock has been classified on the balance sheet as shares subject to mandatory redemption.

Voting

The holders of Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which such shares of Preferred Stock be converted.

The holders of the Common Stock are entitled to one vote for each share held at all meetings of stockholders.  There shall be no cumulative voting.

Dividends

Holders of shares of Preferred Stock shall be entitled to receive, cumulative dividends to be paid quarterly, in cash or in Preferred Stock, at the option of the Company, at the rate of twenty five cents ($.25) per share, prior and in preference to any declaration or payment of any dividend to the holders of shares of Common Stock.

Liquidation

As of December 31, 2009 and 2008, the holders of shares of Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment will be made to the holders of the Common Stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock, an amount in cash per share equal to the greater of: (i) the original purchase price paid with respect to each share of Preferred Stock held by such holder, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such share, plus any dividends declared but unpaid on such shares, or (ii) the amount such holder would receive if such shares of Preferred Stock are converted to Common Stock immediately prior to any such liquidation, dissolution or winding up of the Company.

After payment has been made in full to the Preferred Stock, any remaining assets available for distribution will be distributed among Common Stock holders.

Redemption Rights

On or after December 31, 2009, the Company shall redeem from all the holders of the Preferred Shares, at the beginning of each quarter, those amounts of Preferred Shares at a price of $25.00 per share set forth below:

From:	Through:	# of Preferred Shares

Closing Date	December 31, 2010	600
March 31, 2011	December 31, 2011	1,000
March 31, 2012	December 31, 2012	1,400

The number of shares of Preferred Stock to be redeemed for the following years ending December 31 are:

2010	2,400
2011	4,000
2012	5,600
2013	-
2014	-

Conversion Rights

At the option of the holders of Preferred Stock can convert at any time upon their Preferred Shares into 41.66 shares of the Company’s Common Stock, par value $0.01 per share.

13.           Stock Option Plans

On November 16, 1999, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan as amended (the “1999 Plan”).  Under the terms of the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors.

The Board of Directors administers the Plan.  A maximum of 15,000,000, shares, or 300,000 after adjusting for the reverse split, of Class A Voting Common Stock has been approved for issuance under the 1999 Plan of which 6,061 post split shares are available for grant at December 31, 2008.  The options are not transferable except by will or domestic relations order. As of November 16, 2009, all options under this plan have expired.

On March 28, 2003, the Board of Directors approved the Incentive and Non-Qualified Stock Option Plan (the “2003 Plan”) which was approved by the stockholders at the May 29, 2003 annual meeting.  Under the terms of the 2003 Plan, the Company is authorized to grant incentive and nonqualified stock options to purchase shares of common stock to its employees, officers and directors, and consultants or advisors.  The Board of Directors administers the 2003 Plan.  A maximum of 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class A Voting Common Stock and 25,000,000 shares, or 500,000 after adjusting for the reverse split, of Class B Non-Voting Common Stock, or a combined total of 1,000,000 post split shares have been approved for issuance under the 2003 Plan of which 964,000 are available for grant at December 31, 2009.  The options are not transferable except by will or domestic relations order.

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

The following table presents activity under the Plans adjusting for the reverse split for the years ended December 31, 2009 and2008

		Weighted average
	Shares	exercise price

Outstanding at December 31, 2007	410,906	$ 29.87
Granted	600,000	$ 0.11
Exercised	-	-
Forfeited / Canceled	-	-

Outstanding at December 31, 2008	1,010,906	$ 12.21
Issued	-	-
Exercised	-	-
Canceled	(783,919)	$ 4.60

Outstanding at December 31, 2009	226,987	$ 38.83

The following summarizes information relating to options outstanding at December 31, 2009:

	Options outstanding			Options exercisable

		weighted average remaining	Weighted average		Weighted average
Range of exercise price	Shares	contractual life (years)	exercise price	Shares	exercise price

$10.00-$15.00	123,237	2.67	$ 10.07	123,237	$ 10.07
$15.00-$75.00	103,750	4.48	$ 73.00	103,750	$ 73.00
	226,987	3.50	$ 38.83	226,987	$ 38.83

14.	Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees.  The Company may make discretionary matching contributions up to 1% of employee contributions.  Company contributions vest ratably over a six-year period.  Company matching contributions amounted to $15,582 and $9,416 in 2009 and 2008, respectively.

15.	Segment Information
The Company operates in a single business segment

16           Financial Statement Presentation
Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.