Form 10-Q
period 2010-03-31
LOCATEPLUS HOLDINGS CORP
filed 2010-05-07
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares of Common Stock outstanding at April 28, 2010 was 49,984,089
The number of shares of Preferred Stock outstanding at April 28, 2010 was 72,000

* * *

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements

LocatePLUS Holdings Corporation
Consolidated Balance Sheets
	March 31, 2010 (un-audited)	December 31, 2009 (audited)
Assets
Current assets:
Cash and cash equivalents	$123,002	$53,546
Accounts receivable, net	830,845	760,933
Prepaid expenses and other current assets	47,641	3,017

Total current assets	1,001,488	817,496

Property and equipment, net	61,145	68,371
Intangible assets	998,413	1,022,997
Other assets	316,587	100,468

Total assets	$2,377,633	$2,009,332

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Notes payable	$148,000	$148,000
Accounts payable	1,559,999	1,370,805
Accrued expenses	3,956,370	3,992,513
Deferred revenue	277,048	284,360
Convertible debt	3,577,401	3,288,419

Total current liabilities	9,518,819	9,084,097

Long term convertible notes payable	195,017	119,565
Shares subject to mandatory redemption	1,800,000	1,800,000

Total liabilities	11,513,836	11,003,662

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock , $0.01 par value, 50,000,000 authorized,
49,984,100 and 49,993,700 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	499,841	499,937
Additional paid-in capital	39,283,061	39,206,050
Shares pending inssuance	900,000	900,000
Warrants	3,627,194	3,627,194
Accumulated deficit	(53,446,299)	(53,227,511)

Total stockholders’ (deficit) equity	(9,136,203)	(8,994,330)

Total liabilities, shares subject to mandatory redemption and stockholders’ (deficit) equity	$2,377,633	$2,009,332

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Operations

	For the three months ended March 31,
	2010	2009

Revenue	2,015,077	1,814,538

Cost of Revenue	652,863	342,465

Gross Profit	$1,362,214	$1,472,073

Operating expenses:
Sales and marketing	296,080	311,177
General and administrative	1,116,538	1,004,944
Research and development	-	28,898

Total operating expenses	$1,412,619	$1,345,019

Operating income (loss)	(50,405)	127,054

Other income (expense):
Interest expense	(84,706)	(115,611)
Finance related expenses	(86,048)	-
Other income	2,371	2,650

Net income (loss)	$(218,787)	$14,093

Basic net income (loss) per share	$(0.00)	$(0.00)

Fully diluted net income (loss) per share	$(0.00)	$(0.00)

Shares used in computing basic net income (loss) per share	49,986,147	28,508,260

Shares used in computing fully diluted net income (loss) per share	-	501,283,455

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(218,787)	$14,093
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	7,382	52,219
Provision for doubtful accounts	-	(20,000)
Conversion of debt to equity	20,000	-
Interest expense related to warrants issued with debt	79,422	85,806
Note executed in equity rights transaction	216,119	-
Net changes in operating assets and liabilities:
Accounts receivable	(69,913)	(8,134)
Prepaid expenses and other assets	(236,159)	25,615
Accounts payable	189,345	(170,175)
Accrued expenses	(36,141)	(24,689)
Deferred revenue	(7,311)	97,079
Security deposits	-	9,124

Net cash provided (used) by operating activities	(56,043)	60,938

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of debt	162,500	-
Repayment of debt	(37,000)	(26,728)
Payments of obligations under capital lease	-	-

Net cash used in financing activities	125,500	(26,728)

Net increase in cash and cash equivalents	69,457	34,210

Cash and equivalents, beginning of period	53,546	92,465

Cash and cash equivalents, end of period	$123,002	$126,675

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

Notes to Consolidated Financial Statements
(unaudited)

1.   Nature of Business and Basis of Presentation

LocatePLUS Holdings Corporation, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation, Dataphant, Inc., Metrigenics, Inc., and TruBackgrounds (collectively, the “LocatePLUS Group”), are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.  We sell a CD-ROM-based product, Worldwide Information™, which enables users to search certain motor vehicle records and driver’s license information in multiple states.  Our LocatePLUS™ product, which is accessible through the Internet, contains searchable and cross-referenced public information on individuals throughout the United States, including individuals’ names, addresses, dates of birth, Social Security numbers, prior residences, and, in certain circumstances, real estate holdings, recorded bankruptcies, liens, judgments, drivers’ license information and motor vehicle records.  Entersect Corporation provides self-screening for both resume and online dating services.  Entersect also provides services to law enforcement through an online database called Entersect Police Online. Dataphant provides information on virtually every land-based phone number in the United States and approximately 45% of the cell phone numbers in the United States.  Metrigenics, Inc., was formed to develop new ways to integrate biometrics with data. On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc. (d/b/a TruBackgrounds), a Florida corporation (“TruBackgrounds”), which is engaged in the business of developing and delivering integrated, customized web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes.

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

Revenue Recognition
The Company provides access to public information such as bankruptcies, real estate transactions, motor vehicles and drivers’ licenses.  The Company provides this information as an online service through its website, wirelessly to handheld wireless devices, via XML over the Internet to its channel partners, or through licenses of the information on compact disks.

Revenue is recognized upon delivery to the customer of a product or service, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectability is reasonably assured.

Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation’s annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission rules for interim financial statements.  The interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2010, and the results of operations and cash flows for the three months then ended.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter. All inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in the 2009 interim financial statements have been reclassified to conform to the 2010 presentation.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of $218,787, and $1,970,570 for the fiscal periods ended March 31, 2010 and December 31, 2009, respectively. The Company has an accumulated deficit of $53,446,299, a stockholders' deficit of $9,136,203 and a working capital deficit of $8,517,331 at March 31, 2010. Additionally, the Company had a cash balance of $123,002 at March 31, 2010. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

The results of operations for the interim periods reported hereon are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, which are contained in LocatePLUS Holdings Corporation’s Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

Liquidity and Operations
The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred significant net losses since inception, and has incurred an accumulated deficit of $53,446,299 through March 31, 2010.

2.      Other Assets
Other assets consist of the following at March 31, 2010:

Equity right from executed note	$216,119
Security deposits and other	100,468
Total other assets	$316,587

3.      Stock Options
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2010 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the three-month periods ended March 31, 2010 and March 31, 2009 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the three months ended
	March 31,
	2010	2009
Expected life	6 years	6 years
Volatility	33%	33%
Risk free interest rate	.39%	.56%
Dividend yields	-	-
Weighted-average fair value of options granted during the period	-	-

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2010 and 2009, expected stock price volatility is based on a combination of historical volatility of the Company’s stock and the one-year implied volatility of its traded options, for the related vesting periods. Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

4.      Notes Payable
Notes payable consist of the following:

During 2003, the Company issued subordinated promissory notes in the amount of $2.3 million, bearing simple interest ranging from 10% and 12% per annum.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. As of March 31, 2010 and December 31, 2009, the balance on these notes of $102,000 remained unpaid and the notes are classified as demand.

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures matured on the third anniversary of the date of issuance. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.

Under the Purchase Agreement, we also issued to Cornell Partners (now YA Global Investments, L.P.) five-year warrants in six separate series as follows:

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

Effective December 30, 2009,  the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006.  Pursuant to the terms of the Settlement, the Company immediately paid a cash amount of $1,500,000 with two additional cash payments in the amount of $300,000 each to be made on the date that (i) the Company files the Registration Statement (or, if earlier, within 45 days) and (ii) the Registration Statement is declared effective (or, if earlier, within 145 days).  The Company also issued a Note in the amount of $1,500,000 and agreed to reduce to $0.10 per share the exercise price of the warrants issued to Dutchess.  Dutchess agreed to terminate any security interest in the Company’s assets upon the Initial Payment.

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

During 2009, the Company issued several one-year convertible promissory notes totaling $375,000, bearing simple interest of 8% per annum.  The balance of this debt at March 31, 2010, is $375,000.

In January, 2010, the Company purchased equity rights to 1,728,952 shares of its Common Stock at $0.125 from an independent investor. This purchase was done in the form of a two year, 5.5% convertible note in the amount of $216,119. This note is convertible into shares of the Company’s Common Stock at a conversion price of twelve and one half cents ($0.125).

Through March 31, 2010, the Company has issued several one-year convertible promissory notes totaling $155,500, bearing simple interest of 8% per annum.  The balance of this debt at March 31, 2010, is $155,500.

5.      Legal Proceedings

On November 16, 2009, an execution was obtained against LocatePlus Holdings Corporation in a lawsuit styled Thomas Nolan v. LocatePlus Holdings Corporation, in the Essex County Superior Court in Massachusetts, C.A. No. ESCV2006-02125, in the amount of $160,269.  The execution was in connection with a default judgment entered against the Company on January 11, 2007.  The default judgment was appealed by the Company on or about April 1, 2009, and the appeal was subsequently dismissed on June 25, 2009.  The underlying cause of action was brought to enforce a default judgment obtained against the Company in Oregon.  The Company is actively engaged in settlement discussions with the Plaintiff.

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

6.      Segment Information

The Company operates in a single business segment.

7.    Net Income (Loss) Per Share

The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding during the period.  The Company’s Common Stock potentially issuable upon the exercise of stock options and warrants are anti-dilutive for the period ending March 31, 2010 and was not included in the computations for the diluted net loss per share.

8.      Subsequent Events

None

Item 1. A.  Risk Factors

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had a net loss of $218,787 for the three months ended March 31, 2010. The Company had an accumulated deficit of $53,446,299 and a net stockholders' deficit of $9,136,203, and had negative working capital of $8,517,331 as of March 31, 2010. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends solely on its ability to successfully market its products. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, AND IF THE COMPANY IS UNABLE TO GENERATE INCREASED BUSINESS VOLUME OR OBTAIN ADDITIONAL FINANCING, THE COMPANY MAY BE REQUIRED TO CEASE OR CURTAIL ITS OPERATIONS.

In their report prepared in conjunction with the Company's December 31, 2009 financial statements, the Company's auditors included an explanatory paragraph stating that, because the Company had incurred recurring net losses, an accumulated deficit and minimal working capital as of December 31, 2009, there is substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY'S OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

The Company's revenues in any particular period may be lower than revenues in a preceding or comparable period. Factors contributing to fluctuations, some of which are beyond the Company's control, include:

•	fluctuations in its customers' businesses;
•	timing and market acceptance of new products or enhancements introduced by the Company or its competitors;
•	timing and level of expenditures for sales, marketing and product development;
                 changes in the prices of the Company's or its competitors' products; and
•	general industry trends.
•	fluctuations in overall economic activity

In addition, the Company has historically operated with no significant backlog. Any significant deferral of orders for its products would cause a shortfall in revenues for any given fiscal period. As a result, the Company's revenues may vary significantly from quarter to quarter. If the Company's quarterly revenue or operating results fall below the expectations of investors or the public market; its stock price could be adversely impacted.

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS
OPERATIONS.

The Company needs to raise additional capital through debt or equity financing to fund operations. As of March 31, 2010, the Company had $123,002 in cash available to fund its operations, and had a working capital deficit of $8,517,331. During 2010, it will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of LocatePLUS Holding Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission, or SEC.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management's plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We distribute our content directly through the Internet and the mail, and through third-party channel partners who sell our products into markets that we do not concentrate on.

On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc. (d/b/a Trubackgrounds), a Florida corporation, which is engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes. Trubackgrounds serves large and small businesses with systems and information designed to enable intelligent decisions and reducing costs through automation. Trubackgrounds will continue to be operated as a wholly-owned subsidiary of the Company and will collaborate in providing enhanced service capability to the Company’s customers.

Our products generally consist primarily of publicly available, and therefore non-proprietary information, we integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently.  Our LocatePLUS product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual.

We have incurred significant net losses since our inception. Our ultimate success is dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs.  To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings.  Any such financings may be dilutive to existing investors.

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements included in the Company’s 2009 Annual Report. Note that our preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to revenue recognition and the provision for uncollectible accounts receivable. We estimate the likelihood of customer payment based principally on a customer’s credit history and our general credit experience. To the extent our estimates differ materially from actual results, the timing and amount of revenues recognized or bad debt expense recorded may be materially misstated during a reporting period. Revenue is recognized upon delivery to the customer of a product or service, provided that no significant obligations remain, evidence of the arrangement exists, the fee is fixed or determinable and collectability is reasonably assured.

Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with related data providers.  In the three months ended March 31, 2010 and 2009, we recorded $652,863 and $342,465, respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

Our selling and marketing expenses consist of salaries and commissions paid to sales representatives for the products that we offer, as well as direct mail advertising campaigns and magazine and Internet-banner advertisements.

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, insurance, professional services, travel and other miscellaneous expenses.

Interest expense is primarily attributable to various notes issued through March 31, 2010.  As of March 31, 2010, we had gross notes payable (current and long-term) totaling $3,920,418.

We recorded a net loss of $218,787 for the three months ended March 31, 2010, as compared to a net profit for the three months ended March 31, 2009 of $14,093.  Our accumulated deficit as of March 31, 2010 was $53,446,299.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues.  Revenues increased to $2,015,077 for the three months ended March 31, 2010 from $1,814,538 for the three months ended March 31, 2009, an increase of 11%.  This is attributable to $261,126 in incremental revenues related to our Trubackgrounds’ products, offset by a slight decline in other product revenues.

Cost of revenues.  For the three months ended March 31, 2010, cost of revenues was $652,863 as compared to $342,465 for the three months ended March 31, 2009, an increase of 91%. The increase consists of $115,148 in costs associated with the incremental Trubackgrounds revenue, and the remainder is due to costs for additional data services related to expanded product functionality.

Selling and marketing expenses.  Selling and marketing expenses for the three months ended March 31, 2010 were $296,080 as compared to $311,177 for the three months ended March 31, 2009, a decrease of 5%.  The primary reason for the reduction is due to the elimination of certain marketing activities as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2010 were $1,116,538 compared to $1,004,944 for the three months ended March 31, 2009, an increase of 11% due primarily to incremental expenses related to Trubackgrounds and increased expenses associated with consulting services.

Research and development expenses.  Research and development expenses for the three months ended March 31, 2010 were $0 as compared to $28,898 for the three months ended March 31, 2009. This decrease is attributable to suspension of development activities and related personnel reductions.

Interest expense.  Interest expense decreased to $84,706 for the three months ended March 31, 2010, from $115,611 for the three months ended March 31, 2009. This expense is primarily attributable to interest expenses related to certain notes payable.

Other income (expense). Other income decreased to $2,371 for the three months ended March 31, 2010, versus $2,650 for the three months ended March 31, 2009.  This income is attributable to the collection of accounts receivable that have previously been written off.

Financing related expenses.  Financing related expenses which amounted to $86,048 in the three months ended March 31, 2010 are attributable to the expenses related to the restructuring of certain notes payable during the period and expenses associated with the issuance of new notes.

Certain Related Party Transactions

On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc. (“Trubackgrounds”), which is engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes. Trubackgrounds was owned by Derrick Spatorico, who received 9,000,000 shares of the Company’s common stock in payment for Trubackgrounds.

On September 25, 2009 Mr. Spatorico became a Director of the Company and on February 25, 2010 he became acting President and Chief Executive Officer and Chief Financial Officer. Mr. Spatorico’s stock is subject to an escrow agreement by the terms of which he is to receive all of the stock out of escrow no later than September 1, 2011.

At March 31, 2010, the Company has outstanding notes payable totaling $348,000 to Derrick Spatorico.

Liquidity and Capital Resources

From the Company’s incorporation in 1996 through March 31, 2010, it raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop its products and services.

As of March 31, 2010, our cash and cash equivalents totaled $123,002.

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

Under the Purchase Agreement, we also issued to Cornell Partners (now YA Global Investments, L.P. ) five-year warrants in six separate series as follows:

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

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Future minimum payments under our non-cancelable operating leases total $1,889,047.

Contractual Obligations
The following represents the contractual obligation and commercial commitments as of March 31, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$3,920,418	$3,725,400	$195,018	-
Operating Leases	1,889,047	394,906	1,123,124	371,017
License Agreements	200,000	200,000	-	-
Total	$6,009,465	$4,320,306	$1,318,142	$371,017

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

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended March 31, 2010, including but not limited to any guarantee contracts that have the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement; any obligation that could be accounted for as a derivative instrument; or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not invest in or hold securities or other financial market instruments as a regular part of our business. We conduct our business in US dollars. Our market risk is limited to domestic economic and regulatory factors.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Interim Chief Executive and Chief Financial Officer has concluded that at the end of this reporting period we have identified matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

Changes In Internal Control Over Financial Reporting

During the three months ended March 31, 2010, we have taken specific actions to remediate the reportable conditions and material weaknesses that existed during the period ended December 31, 2009, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties, and the engagement of a contract financial consultant.  We intend to continue to further strengthen our controls and procedures regarding the closing process during the remainder of 2010.

There were no changes in our internal controls over financial reporting that occurred during the three month ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

There is pending litigation in the matter of Sharon Taylor, et al. v. Biometric Access Company, et al., in the US District Court for the Eastern District of Texas, C.A. No. 2:07-CV-00018.  The matter is styled as a class action suit brought by the plaintiff class against a group of defendant companies under the Driver Privacy Protection Act, 18 USC §2721 et seq.  The defendants filed a joint Motion to Dismiss which was granted by the Court.  The plaintiff class has filed an appeal of the dismissal of the case, which is being vigorously opposed.  The likelihood of success of the defendants’ opposition to the appeal is believed to be excellent.  The potential for loss is negligible.

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

Item 3.  Defaults Upon Senior Securities

On December 11, 2007, we received a letter dated December 6, 2007 (the "Notice Letter"), YA  Global  Investments,  L.P., (“YA”) (formerly  known  as Cornell Capital Partners,  L.P.)  notifying  the  Company  of certain Events of Default under the Secured  Convertible  Debenture  dated  March  20,  2007  of  the  Company  (the "Debenture").  Management is currently working with YA towards a resolution.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On February 26, 2010, we filed a Form 8-K and reported under item 5.02 the resignation of Geoffrey Lee as Interim President and Chief Executive Officer. Mr. Lee resumed his previous position as President of Entersect, a wholly owned subsidiary of LocatePlus Holdings. Following the resignation of Mr. Lee, the Board of Directors appointed current Board member, Derrick Spatorico to the position of Acting President and Chief Executive Officer, and interim Treasurer and Chief Financial Officer.
* * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       LOCATEPLUS HOLDINGS CORPORATION
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Derrick Spatorico	Acting President and Chief Executive Officer	May 7, 2010
Derrick Spatorico
/s/ Derrick Spatorico	Acting Treasurer	May 7, 2010
Derrick Spatorico