Form 10-Q
period 2010-06-30
LOCATEPLUS HOLDINGS CORP
filed 2010-08-12
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares of Common Stock outstanding at August 11, 2010 was 49,980,089
The number of shares of Preferred Stock outstanding at August 11, 2010 was 71,400

* * *

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements

LocatePLUS Holdings Corporation
Consolidated Balance Sheets
	June 30, 2010 (unaudited)	December 31, 2009 (audited)
Assets
Current assets:
Cash and cash equivalents	$152,663	$53,546
Accounts receivable, trade-net	848,298	760,933
Prepaid expenses and other current assets	22,109	3,017

Total current assets	1,023,070	817,496

Property and equipment, net	48,801	68,371
Intangible assets	998,413	1,022,997
Other assets	341,587	100,468

Total assets	$2,411,869	$2,009,332

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Notes payable	$732,901	$148,000
Accounts payable	1,599,309	1,370,805
Accrued expenses	1,167,290	3,992,513
Deferred revenue	320,855	284,360
Convertible debt	3,510,068	3,288,419

Total current liabilities	7,330,422	9,084,097

Long term note payable	2,270,000	0
Long term convertible note payable	54,351	119,565
Shares subject to mandatory redemption	1,785,000	1,800,000

Total liabilities	11,439,773	11,003,662

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock , $0.01 par value, 50,000,000 authorized,
49,980,100 and 49,993,700 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	499,801	499,937
Additional paid-in capital	40,370,769	39,206,050
Shares pending issuance	900,000	900,000
Warrants	3,094,436	3,627,194
Accumulated deficit	(53,892,910)	(53,227,511)

Total stockholders’ (deficit) equity	(9,027,904)	(8,994,330)

Total liabilities, shares subject to mandatory redemption and stockholders’ (deficit) equity	$2,411,869	$2,009,332

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Revenue	2,058,755	1,780,708	4,073,832	3,595,245
Cost of revenue	686,100	384,896	1,338,963	727,361

Gross Profit	$1,372,655	$1,395,811	$2,734,869	$2,867,884

Operating expenses:
Selling and marketing	187,294	288,913	483,374	600,090
General and administrative	1,478,328	1,540,857	2,594,866	2,545,801
Research and development	0	394	0	29,292

Total operating expenses	$1,665,622	$1,830,164	$3,078,240	$3,175,183

Operating income (loss)	(292,967)	(434,353)	(343,371)	(307,299)

Other income (expense):

Interest expense	(38,506)	(85,976)	(123,212)	(201,587)
Other income	358	276	2,729	2,926
Finance Related Expenses	(115,496)	0	(201,544)	0

Net loss	$(446,610)	$(520,053)	$(665,398)	$(505,960)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per share	49,977,185	54,183,559	49,985,678	38,989,635

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(665,399)	$(505,960)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	44,154	70,767
Provision for doubtful accounts	0	5,000
Interest expense related to warrants issued with debt	57,398	171,612
Services performed in exchange for stock	28,803	0

Net changes in operating assets and liabilities:
Accounts receivable	(87,364)	(125,105)
Prepaid expenses and other assets	5,492	47,228
Other Assets	(37,500)	(16,376)
Accounts payable	228,655	(348,196)
Accrued expenses	404,777	470,709
Deferred revenue	36,495	128,993

Net cash provided (used) by operating activities	15,512	(101,328)

Cash flows from investing activities:
Purchases of property and equipment	0	0

Net cash used in investing activities	0	0

Cash flows from financing activities:
Repayment of debt	(49,097)	(3,712)
Proceeds from issuance of debt	162,500	100,000
Payments of shares subject to mandatory redemption	(15,000)	0
Financing fees on issuance of debt	(14,799)	0

Net cash used in financing activities	83,604	96,288

Net increase (decrease) in cash and cash equivalents	99,116	(5,040)

Cash and equivalents, beginning of period	53,546	92,465

Cash and cash equivalents, end of period	$152,663	$87,825

Supplemental disclosures of cash flow information: Noncash financing transactions:
Reclassification of accrued liability	2,750,000	0
Note obtained for ownership rights of equity	278,619	0
Conversion of payable to debt	20,000	0
Payment of obligations with equity	119,939	0
Payment on notes payable with equity	235,500	0

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

1.	Nature of Business and Basis of Presentation

LocatePLUS Holdings Corporation
LocatePLUS Holdings Corporation, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation (aka Certifion Corporation), Dataphant, Inc., and Employment Screening Profiles, Inc. (d/b/a TruBackgrounds) are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.

LocatePLUS Corporation
LocatePLUS designs and markets web-based investigative search and background screening products for credentialed corporate, government and law enforcement clients. The LocatePLUS flagship products – LocatePLUS Pay-per-click (PPC) and LP Police – empower businesses and government agencies with real-time web and mobile access to a wide range of public and proprietary databases to verify personally identifiable information on approximately 98% of the US adult population.

LocatePLUS provides access to information that includes credit header data, telephone numbers, address histories, dates of birth, social security numbers, civil and criminal records, corporation records, real property information and email addresses. The primary markets served are private investigators, law enforcement, government, legal professionals, collections, bail bondsmen and security agencies.

Entersect Corporation
Entersect Corporation (aka Certifion Corporation), is a provider of web-based public information databases that allow investigative professionals to verify the authenticity of a subject’s background. Entersect’s products – Entersect Police Online (EPO), Entersect HR and Entersect Public Records – provide law enforcement and investigative professionals with the tools they need to mitigate risk and prevent illegal activities.

Entersect Police Online delivers telephone and address information to empower police and federal agents to conduct more thorough investigations resulting in swift actions in the field. Entersect HR empowers human resource professionals to make better, more informed decisions based on the verified backgrounds of potential and existing associates. Entersect serves the law enforcement, background screening, pre-employment and investigative communities with information-enabled web applications and services.

Worldwide Information, Inc.
Worldwide Information provides CD-ROM and DVD products for effectively identifying motor vehicle, driver’s license, harbor records and unlisted cell phone records. The company designs and markets specialized CD-based software products containing statewide motor vehicle records that provide identity validation services to law enforcement, law offices and other accredited businesses.

Worldwide’s person search products increase the success rate of identifying or locating critical persons when only a minimal amount of information is available. Unlike web-based search products, Worldwide’s CD/DVD-based software can be accessed from anywhere without the need for an internet connection or phone signal. Worldwide products are useful in solving police cases involving missing persons associated with partial vehicle information.

Dataphant, Inc.
Dataphant is a provider of information on land-based phone numbers in the United States and approximately 45% of the mobile phone numbers in the United States. Dataphant leverages a proprietary process to gather and analyze phone numbers from mobile and landline sources and map those numbers to phone owners and addresses.

Dataphant phone information is used by credentialed investigative and law enforcement customers throughout the U.S and Canada. The information is available to all business and consumer markets, but the primary markets for this information remains in the government and law enforcement arena.

Employment Screening Profiles, Inc. (d/b/a TruBackgrounds)
Employment Screening Profiles, Inc. (d/b/a TruBackgrounds) develops and markets integrated, customized, web-enabled background verification solutions designed to aid in the verification, applicant management and human resource collaboration processes. The company serves large and small businesses with systems and information that enable better decisions and reduced costs via automation of the screening process.

TruBackgrounds products empower clients to reduce risk, cost and workload while improving productivity by delivering accurate, timely nationwide background information right to the desktop. Designed to utilize the latest Internet technologies, TruBackgrounds products are easy-to-use, secure, reliable and industry standards compliant. Solutions are sold to all businesses that are in need of background screening products, including education and employment verification, criminal and civil records, motor vehicle records, SSN verifications, and professional license checks.

Metrigenics, Inc.
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

Revenue Recognition
The Company provides access to public information such as credit header data, telephone numbers, address histories, dates of birth, full social security numbers, civil and criminal records, corporation records, real property information and email addresses bankruptcies, real estate transactions and motor vehicles and drivers’ licenses.  The Company provides this information as an online service through its website, wirelessly to handheld wireless devices, via XML over the Internet, or through licenses of the information on compact disks.

Revenue is recognized upon delivery to the customer of a product or service, provided that no significant obligations remain, evidence of the arrangement exists, the fees are fixed or determinable, and collectability is reasonably assured.

Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation’s annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission rules for interim financial statements.  The interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2010, and the results of operations and cash flows for the three months then ended.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter. All inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in the 2009 interim financial statements have been reclassified to conform to the 2010 presentation.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of $665,398 and $2,845,570 for the fiscal periods ended June 30, 2010 and December 31, 2009, respectively. The Company has an accumulated deficit of $53,892,910, a stockholders' deficit of $9,027,904 and a working capital deficit of $6,307,352 at June 30, 2010. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Liquidity and Operations
The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses since inception, and has incurred an accumulated deficit of $53,892,910 through June 30, 2010.

2.    Property and Equipment
Property and equipment consist of the following at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

Equipment	$4,638,081	$4,638,081
Vehicles	22,343	22,343
Software	332,587	332,587
Furniture and fixtures	389,783	389,783
Leasehold improvements	624,142	624,142
	6,006,936	6,006,936
Less accumulated depreciation and amortization	5,958,135	5,938,565
Property and equipment, net	$48,801	$68,371

3.    Intangible Assets

Intangible assets consist of two elements – goodwill and capitalized financing costs.

During the period ended December 31, 2009, the Company acquired goodwill from the acquisition of its wholly-owned subsidiary Employment Screening Profile, Inc. (d/b/a/ TruBackgrounds) through issuance of Common Stock. The Company has elected to account for goodwill resulting from the acquisition of assets, in accordance with Statement of Financial Accounting Standards No, 142, which prohibits the amortization of goodwill since it has an indefinite life.  The Statement requires that goodwill be tested for impairment on an annual basis.  If goodwill is impaired, an impairment loss will be recognized and charged against earnings in the year in which the goodwill becomes impaired.  There was no impairment for the period ended June 30, 2010 or for the year ended December 31, 2009.  However, for tax purposes, goodwill is being amortized ratably over a 15-year period.

Intangible assets consist of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Goodwill	$998,412	$998,412
Financing costs	221,250	221,250
	1,219,662	1,219,662
Less: accumulated amortization	221,250	196,665
Total	$998,412	$1,022,997

4.      Other Assets
Other assets consist of the following at June 30, 2010:

	June 30,
	2010	2009

Restricted trading securities	$0	$1,500
Ownership rights of equity	241,119	0
Security deposits and other	100,468	94,340
Total	$341,587	$95,840

5.      Stock Options
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended June 30, 2010 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the six-month periods ended June 30, 2010 and June 30, 2009 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the six months ended
	June 30,
	2010	2009
Expected life	6 years	6 years
Volatility	33%	33%
Risk free interest rate	.32%	.56%
Dividend yields	-	-
Weighted-average fair value of options granted during the period	-	-

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

6.      Notes Payable
Notes payable consist of the following:

During 2003, the Company issued subordinated promissory notes in the amount of $2.3 million, bearing simple interest ranging from 10% and 12% per annum.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. As of June 30, 2010, the balance including interest on these notes of $112,000 remained unpaid and the notes are classified as demand.

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures matured on the third anniversary of the date of issuance and are now in default. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.  The Company is engaged in negotiations toward a restructuring of this indebtedness.

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

Simultaneously, with the sale and issuance of the Debentures to YA Global Investments, L.P. as mentioned in the preceding paragraph, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006.  Pursuant to the terms of the Settlement, the Company immediately paid a cash amount of $1,500,000 with two additional cash payments in the amount of $300,000 each to be made on the date that (i) the Company filed the Registration Statement (or, if earlier, within 45 days) and (ii) the Registration Statement is declared effective (or, if earlier, within 145 days), neither of which took place.  The Company also issued a Note in the amount of $1,500,000 and agreed to reduce to $0.10 per share the exercise price of the warrants issued to Dutchess.  Dutchess terminated its security interest in the Company’s assets upon the Initial Payment.

On December  11,  2007,  the Company received a letter dated December 6, 2007 ( the "Notice Letter"), from  YA  Global  Investments,  L.P.,  (formerly  known  as Cornell Capital Partners,  L.P.)  notifying  the  Company  of certain Events of Default under the Secured  Convertible  Debenture  dated  March  20,  2007  of  the  Company  (the "Debenture").  As a result of this default, the entire note has been re-classified as short term. The Company is engaged in negotiations toward a restructuring of this indebtedness.

On June 1, 2010, the Company agreed to the cancellation of series A- E of the 5-year warrants held by YA Global Investments, L.P to purchase a total of 9,836,701 shares of the Company’s Common Stock. The cancellation was in exchange for 300,000 shares of Common Stock.

On December 30, 2009, all indebtness to Dutchess Private Equities Fund, Ltd. was settled through the issuance of 72,000 shares of Preferred Stock. The 72,000 shares of new Series A Preferred Stock issued to Dutchess have a par value of $1.00 per share and a $25 liquidation preference. They are restricted as to resale. They pay a dividend of 1% per annum of the par value per share in cash or in Series A Preferred Stock. Holders will have a vote on any matters affecting the Series A Preferred Stock. The shares are convertible at any time into the Company’s Common Stock at 41.66 shares of Common Stock per share of Preferred Stock (fully converted, 3,001,680 shares of Common Stock). The Company can force conversion of Preferred Stock not to exceed 4.99% of total Common Stock outstanding if the 10-day moving average closing price per share of the Company’s Common Stock shall exceed $.50 per share. Holders also have a right to “put” their shares to the Company at $25.00 per share, not to exceed in the aggregate for any calendar quarter:  $15,000 through the last 6 months of 2010, $25,000 through the last quarter of 2011 and $35,000 per quarter thereafter. As of June 30, 2010, the Company has satisfied one of two requests to repurchase 600 shares of Preferred Stock and the balance of Preferred shares issued and outstanding to Dutchess is 71,400

In November, 2009, the Company repurchased 2,000,000 shares of its Common Stock at $0.125 from an independent investor. This purchase was done in the form of a two year, 5.5% convertible note in the amount of $250,000. This note is convertible into shares of the Company’s Common Stock at a conversion price of twelve and one half cents ($0.125). All interest payable in relation to this note was prepaid.

During 2009, the Company issued several one-year convertible promissory notes totaling $375,000, bearing simple interest of 8% per annum.  The balance of this debt at June 30, 2010 is $250,000.

In April 2010, the Company issued to Situations Fund III, L.P and Special Situations Private Equity Fund, L.P., a four-year promissory note in the amount of $2,750,000 bearing simple interest of 5% per annum. The note was in substitution for previous existing indebtedness that was in default. The balance of this debt at June 30, 2010 is $2,742,901.

In 2010, through June 30, the Company purchased equity rights to 2,228,952 shares of its Common Stock at $0.125 per share from independent investors. This purchase was done in the form of two year, 5.5% convertible notes in the amount of $278,619. These notes are convertible into shares of the Company’s Common Stock at a conversion price of twelve and one half cents ($0.125).

Through June 30, 2010, the Company issued several one-year convertible promissory notes totaling $155,500, bearing simple interest of 8% per annum.  The balance of this debt at June 30, 2010, is $90,000.

In connection with an offering that closed on August 15, 2005 we entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of an aggregate of $8,965,000 in convertible term notes.  Per the agreement, a registration statement was to be filed registering the underlying shares which was not completed resulting in an additional $2,300,000 in penalty charges.  The Company is currently in the process of negotiating with these note holders for a restructuring of this indebtedness and has accrued a charge of $477,000 to cover the anticipated costs.

7.      Accrued Expenses
Accrued expenses consist of the following at June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009

Accrued penalties	$477,400	$3,233,902
Accrued legal settlements	280,165	292,351
Board of Director fees	143,105	210,049
Accounting fees	62,375	91,000
Payroll	97,968	90,133
Other	106,277	75,078

Total	$1,167,290	$3,992,513

8.      Legal Proceedings

As a result of a Litigation filed in Essex County Superior Court in Massachusetts on June 17, 2010 in the matter of Dun & Bradstreet v. LocatePLUS Holdings Corporation C.A.NO.ESCV2009-02421-D a judgment was entered for $100,000. This suit involved the balance due for money loaned, services rendered, information services rendered, and goods sold and delivered, plus interest from June 2006. The company is in discussion with the plaintiffs as to the settlement of this litigation.

As a result of a Litigation filed in Dallas County, Texas on May 22, 2009 in the matter of E -Backgroundchecks.com, Inc.  (BGC) v. LocatePLUS Holdings Corporation C.A.NO.CC-09-03539-E a judgment for $55,158.75 was entered.  The suit involved the failure of LocatePLUS to make payments for services provided by BGC.    The company has settled in this judgment and begun the process of paying down the remaining balance.

As a result of the settlement over the Company’s indebtedness to Dutchess Private Equities Fund, Ltd. (”Dutchess”) as of December 31, 2009, Dutchess agreed to place 19,866,461 shares of Common Stock of the Company issued to it by the Company in early 2009 in conversion of indebtedness (the “Dutchess Shares”) into escrow, pending the resolution of ongoing litigation between the Company and its former CEO James Fields (“Fields”) over the Shares. Fields had claimed an ownership interest in the Shares by purchase.  Fields renounced his claims to all the Dutchess Shares (except for 250,000 Shares retained in the escrow) on May 17, 2010 as part of a settlement of this litigation. The Dutchess Shares are in the process of being re-allocated after being released from escrow in order to satisfy pre-existing obligations.

On November 16, 2009, an execution was obtained against LocatePlus Holdings Corporation in a lawsuit styled Thomas Nolan v. LocatePlus Holdings Corporation, in the Essex County Superior Court in Massachusetts, C.A. No. ESCV2006-02125, in the amount of $160,269.  The execution was in connection with a default judgment entered against the Company on January 11, 2007.  The default judgment was appealed by the Company on or about April 1, 2009 and the appeal was subsequently dismissed on June 25, 2009.  The underlying cause of action was brought to enforce a default judgment obtained against the Company in Oregon.  The Company is actively engaged in settlement discussions with the Plaintiff.

On May 7, 2010, Thomas Nolan filed a second complaint styled as, Thomas Nolan v. LocatePlus Holdings Corporation in the Essex Superior Court in Massachusetts, C.A. No. ESCU 2010-00961 seeking to enforce the judgment which he had obtained in the earlier judgment. The Company is actively engaged in settlement discussion with the plaintiffs.

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

On June 7, 2007 Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. obtained a judgment in the amount of $1,948,631.18 (including interest and costs) against the Company in the Supreme Court of the State of New York, Index No. 06/6039989, based on amounts owing by the Company under notes issued to the plaintiffs. On October 24, 2007 the plaintiffs obtained a judgment for this amount in the Massachusetts Superior Court, Essex County, Index No. CIV- ESCV2007-01152.  On February 6, 2008 the plaintiffs obtained in the same Court an ex-parte trustee process attachment against all assets of the Company held at TD Bank North, Index No CIV-08-268. This litigation has not been dismissed, satisfied or resolved. The Company is in discussions with the plaintiffs as to settlement of this litigation.

9.      Segment Information
The Company operates in a single business segment.

10.    Net Income (Loss) Per Share
The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding during the period.  The Company’s Common Stock potentially issuable upon the exercise of stock options and warrants are anti-dilutive for the period ending June 30, 2010 and was not included in the computations for the diluted net loss per share.

11.     Subsequent Events
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

Overview

LocatePLUS Holdings Corporation
LocatePLUS Holdings Corporation, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation (aka Certifion Corporation), Dataphant, Inc., and Employment Screening Profiles, Inc. (d/b/a TruBackgrounds) are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.

LocatePLUS Corporation
LocatePLUS designs and markets web-based investigative search and background screening products for credentialed corporate, government and law enforcement clients. The LocatePLUS flagship products – LocatePLUS Pay-per-click (PPC) and LP Police – empower businesses and government agencies with real-time web and mobile access to a wide range of public and proprietary databases to verify personally identifiable information on approximately 98% of the US adult population.

LocatePLUS provides access to information that includes credit header data, telephone numbers, address histories, dates of birth, social security numbers, civil and criminal records, corporation records, real property information and email addresses. The primary markets served are private investigators, law enforcement, government, legal professionals, collections, bail bondsmen and security agencies.

Entersect Corporation
Entersect Corporation (aka Certifion Corporation), is a provider of web-based public information databases that allow investigative professionals to verify the authenticity of a subject’s background. Entersect’s product -  Entersect Police Online (EPO), Entersect HR and Entersect Public Records provide law enforcement and investigative professionals with the tools they need to mitigate risk and prevent illegal activities.

Entersect Police Online delivers telephone and address information to empower police and federal agents to conduct more thorough investigations resulting in swift actions in the field. Entersect HR empowers human resource professionals to make better, more informed decisions based on the verified backgrounds of potential and existing associates. Entersect serves the law enforcement, background screening, pre-employment and investigative communities with information-enabled web applications and services.

Worldwide Information, Inc.
Worldwide Information provides CD-ROM and DVD products for effectively identifying motor vehicle, driver’s license, harbor records and unlisted cell phone records. The company designs and markets specialized CD-based software products containing statewide motor vehicle records that provide identity validation services to law enforcement, law offices and other accredited businesses.

Worldwide’s person search products increase the success rate of identifying or locating critical persons when only a minimal amount of information is available. Unlike web-based search products, Worldwide’s CD/DVD-based software can be accessed from anywhere without the need for an internet connection or phone signal. Worldwide products are useful in solving  police cases involving missing persons associated with partial vehicle information.

Dataphant, Inc.
Dataphant is a provider of information on land-based phone numbers in the United States and approximately 45% of the mobile phone numbers in the United States. Dataphant leverages a proprietary process to gather and analyze phone numbers from mobile and landline sources and map those numbers to phone owners and addresses.

Dataphant phone information is used by credentialed investigative and law enforcement customers throughout the U.S and Canada. The information is available to all business and consumer markets, but the primary markets for this information remains in the government and law enforcement arena.

Employment Screening Profiles, Inc. (d/b/a TruBackgrounds)
Employment Screening Profiles, Inc. (d/b/a TruBackgrounds) develops and markets integrated, customized, web-enabled background verification solutions designed to aid in the verification, applicant management and human resource collaboration processes. The company serves large and small businesses with systems and information that enable better decisions and reduced costs via automation of the screening process.

TruBackgrounds products empower clients to reduce risk, cost and workload while improving productivity by delivering accurate, timely nationwide background information right to the desktop. Designed to utilize the latest Internet technologies, TruBackgrounds products are easy-to-use, secure, reliable and industry standards compliant. Solutions are sold to all businesses that are in need of background screening products, including education and employment verification, criminal and civil records, motor vehicle records, SSN verifications, and professional license checks.

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

Our various subsidiaries’ products generally consist primarily of publicly available, and therefore non-proprietary information, our subsidiaries integrate data in our products in a proprietary manner that allows users to access data rapidly and efficiently.  Our LocatePLUS Corp. product utilizes proprietary methodologies to link data from different sources associated with a given individual to a single background report, even though the sources of data with respect to a given individual may be incomplete or contain only partial information with respect to that individual.

We have incurred significant net losses since our inception. Our ultimate success is dependent upon our ability to secure additional financing to meet our working capital and ongoing project development needs.  To achieve our business objectives, we must raise additional capital, which may consist of future debt or equity offerings.  Any such financings may be dilutive to existing investors.

The Company has taken a number of actions to reduce operating expenses, and to improve the salability of its products. The Company's major objective is to increase its order volume. Short and long-term liquidity needs require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations continue to deteriorate due to increased competition, or other adverse events, it will be required to obtain additional sources of funds through asset sales, capital market transactions, financing from third parties or a combination thereof. The Company has not been able to attain operating profitability from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions, securing debt financing and restructuring existing debt agreements have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. However, the Company may be required to seek new sources of financing. The Company is currently seeking additional accommodations from its existing lenders and it may seek equity infusion from other financial institutions or private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels in order to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to continue operations. No assurances can be given that management's initiatives will be successful, or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with related data providers.  In the six months ended June 30, 2010 and

2009, we recorded $1,338,963 and $727,361 respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

Our selling and marketing expenses consist of salaries and commissions paid to sales representatives for the products that we offer, as well as direct and electronic mail advertising campaigns and magazine.

General and administrative expenses consist of payroll and related expenses for non-sales, non-research and development and executive and administrative personnel, facilities expenses, insurance, professional services, travel and other miscellaneous expenses.

Interest expense is primarily attributable to various notes issued through June 30, 2010.  As of June 30, 2010 we had gross notes payable (current and long-term) totaling $6,567,320.

We recorded a net loss of $665,398 and $505,960 for the six months ended June 30, 2010 and 2009 respectively.  Our accumulated deficit as of June 30, 2010 was $53,892,910.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.  Revenues increased to $2,058,755 for the three months ended June 30, 2010 from $1,780,708 for the three months ended June 30, 2009, an increase of 16%. This increase is attributable to $276,684 in incremental revenues related to our Trubackgrounds’ products.

Cost of revenues.  For the three months ended June 30, 2010, cost of revenues was $686,100 as compared to $384,896 for the three months ended June 30, 2009, an increase of 78%.  The increase consists of $146,656 in costs associated with the incremental Trubackgrounds revenue, and the remainder is due to costs for additional data services related to expanded product functionality.

Selling and marketing expenses.  Selling and marketing expenses for the three months ended June 30, 2010 were $187,294 as compared to $288,913 for the three months ended June 30, 2009, a decrease of 35%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2010 were $1,478,328, as compared to $1,540,857 for the three months ended June 30, 2009, a decrease of 4%.

Research and Development expenses.  Research and development expenses for the three months ended June 30, 2010 were $0 as compared to $394 for the three months ended June 30, 2009. This decrease is attributable to suspension of development activities

Interest expense.  Interest expense decreased to $38,506 for the three months ended June 30, 2010, from $85,976 for the three months ended June 30, 2009, a decrease of 55%.

Other income (expense). Other income increased to $358 for the three months ended June 30, 2010, up from $276 for the three months ended June 30, 2009, an increase of 30%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Financing related expenses.  Finance related expenses which amounted to $115,496 in the three months ended June 30, 2010 are attributable to the expenses related to the restructuring of debt during the period and expenses associated with the issuance of new notes.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues.  Revenues increased to $4,073,832 for the six months ended June 30, 2010 from $3,595,245 for the six months ended June 30, 2009, an increase of 13%. This increase is attributable to $567,810 in incremental revenues related to our Trubackgrounds’ products, offset by a slight decline in other product revenues.

Costs of revenues.  For the six months ended June 30, 2010, cost of revenues was $1,338,963 as compared to $727,361 for the six months ended June 30, 2009, an increase of 84%.  The increase consists of $261,804 in costs associated with the incremental Trubackgrounds revenue, and the remainder is due to costs for additional data services related to expanded product functionality.

Selling and marketing expenses.  Selling and marketing expenses for the six months ended June 30, 2010 were $483,374 as compared to $600,090 for the six months ended June 30, 2009, a decrease of 19%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2010 were $2,594,866 as compared to $2,545,801 for the six months ended June 30, 2009, an increase of 2%.

Research and Development expenses.  Research and development expenses for the six months ended June 30, 2010 were $0 as compared to $29,292 for the three months ended June 30, 2009.  This decrease is attributable to suspension of development activities and related personnel reductions.

Interest expense.  Interest expense decreased to $123,212 for the six months ended June 30, 2010, from $201,587 for the six months ended June 30, 2009, a decrease of 39%.

Other income (expense). Other income decreased to $2,729 for the six months ended June 30, 2010, up from other income of $2,926 for the six months ended June 30, 2009, a decrease of 7%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Financing related expenses.  Finance related expenses which amounted to $201,544 in the six months ended June 30, 2010 are attributable to the  expenses related to the restructuring of debt during the period and expenses associated with the issuance of new notes.

Certain Related Party Transactions

On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc.(d/b/a Trubackgrounds), a Florida corporation (“Trubackgrounds”), Oldsmar (Tampa) Florida,  engaged in the business of developing and delivering integrated, customized Web-enabled solutions designed to aid in background verification, applicant management and human resource collaboration processes. See www.trubackgrounds.com. As part of that acquisition, the Company agreed to provide the seller, Derrick Spatorico, with 9,000,000 shares of Common Stock, to be transferred to him out of an escrow account established to hold shares previously issued to Dutchess Private Equities Fund, Ltd.,(the “Dutchess Shares”) pending the resolution of ongoing litigation as to their ownership.

On September 25, 2009 Mr. Spatorico became a Director of the Company and on February 25, 2010 he became acting President and Chief Executive Officer and Chief Financial Officer.

Mr. Spatorico’s stock is subject to an escrow agreement by the terms of which he is to receive all of the stock out of escrow no later than September 1, 2011.

On February 25, 2010, following the resignation of Geoffrey Lee as Interim President and Chief Executive Officer, the Board of Directors appointed Derrick Spatorico to the position of Acting President and Chief Executive Officer.  On May 18, 2010, having achieved certain goals, Mr. Spatorico resigned as a Director and as Acting President and Chief Executive Officer of the Company.

At June 30, 2010, the Company has outstanding notes payable totaling $378,000 to Derrick Spatorico.

On August 5, 2010 the escrow terminated in settlement of that litigation and the 9,000,000 shares were transferred to a trust established by Mr. Spatorico.

Liquidity and Capital Resources
As of June 30, 2010, our cash and cash equivalents totaled $152,663.

See “Notes Payable” section beginning on page 8 for a description of outstanding indebtedness.

The Company is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock”.  As of June 30, 2010, the total number of shares which the Company is authorized to issue is 51,000,000 shares, 50,000,000 shares of which are Common Stock (“Common Stock”) and 1,000,000 shares of which are Preferred Stock (the “Preferred Stock”).  The Common Stock and Preferred Stock have a par value of $0.01 and $1.00 per share respectively.

As of June 30, 2010, the Company was obligated to reserve an aggregate of 5,250,000 shares of its Common Stock for issuance in satisfaction of outstanding obligations under warrants, debt instruments, and other contracts. The Company had 19,911 shares of authorized and unissued stock available for such issuances.

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Future minimum payments under our non-cancelable operating leases total $1,806,423.

Contractual Obligations

The following represents the contractual obligation and commercial commitments as of June 30, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$6,465,319	$4,140,968	$2,324,350	$0
Operating Leases	1,806,423	411,082	1,117,078	278,263
License Agreements	125,000	125,000	0	0
Total	$8,396,742	$4,677,050	$3,441,428	$278,263

Recently Issued Accounting Pronouncements

Effective July 16, 2010, per the Dodd-Frank Wall Street Reform and Consumer Protection Act, LocatePLUS is no longer required to meet  the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 whereby  the Company's management had to report on the operating effectiveness of the Company's internal controls over financial reporting as of December 31, 2010. However, it remains the stated goal of the Company’s management to institute many of the terms, controls and conditions outlined within the Sarbanes-Oxley framework  during the next few quarters.

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

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended June 30, 2010, including but not limited to any guarantee contracts that have the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

Pursuant to Rules 13a-15 and 15d-15 we are required to carry out an evaluation of the effectiveness, as of June 30, 2010, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as  amended. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, neither of whom had held office with the Company on that date. Based on that evaluation, our Chief Executive and Chief Financial Officer have concluded that as of the end of the reporting period we have identified matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses likely existed at that time and persist, internal controls over financial reporting are not effective at this time. The material weakness relate to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

Changes In Internal Control Over Financial Reporting
During the six months ended June 30, 2010, we have taken specific actions to remediate the reportable conditions and material weaknesses that existed during the period ended December 31, 2009, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties, and the engagement of a full time Chief Financial Officer. We intend to continue to further strengthen our controls and procedures regarding the closing process during the remainder of 2010.

There were no changes in our internal controls over financial reporting that occurred during the six month ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As a result of a Litigation filed in Essex County Superior Court in Massachusetts on June 17, 2010 in the matter of Dun & Bradstreet v. LocatePLUS Holdings Corporation C.A.NO.ESCV2009-02421-D a judgment was entered for $100,000. This suit involved the balance due for money loaned, services rendered, information services rendered, and goods sold and delivered, plus interest from June 2006. The company is in discussion with the plaintiffs as to the settlement of this litigation.

As a result of a Litigation filed in Dallas County, Texas on May 22, 2009 in the matter of E -Backgroundchecks.com, Inc.  (BGC) v. LocatePLUS Holdings Corporation C.A.NO.CC-09-03539-E a judgment for $55,158.75 was entered.  The suit involved the failure of LocatePLUS to make payments for services provided by BGC.    The company has settled in this judgment and begun the process of paying down the remaining balance.

As a result of the settlement over the Company’s indebtedness to Dutchess Private Equities Fund, Ltd. (”Dutchess”) as of December 31, 2009, Dutchess agreed to place 19,866,461 shares of Common Stock of the Company issued to it by the Company in early 2009 in conversion of indebtedness (the “Dutchess Shares”) into escrow, pending the resolution of ongoing litigation between the Company and its former CEO James Fields (“Fields”) over the Shares. Fields had claimed an ownership interest in the Shares by purchase.  Fields renounced his claims to all the Dutchess Shares (except for 250,000 Shares retained in the escrow) on May 17, 2010 as part of a settlement of this litigation. The Dutchess Shares are in the process of being re-allocated after being released from escrow in order to satisfy pre-existing obligations.

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

On May 7, 2010, Thomas Nolan filed a second complaint styled as, Thomas Nolan v. LocatePlus Holdings Corporation in the Essex Superior Court in Massachusetts, C.A. No. ESCU 2010-00961 seeking to enforce the judgment which he had obtained in the earlier judgment. The Company is actively engaged in settlement discussion with the plaintiffs.

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

On June 7, 2007 Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. obtained a judgment in the amount of $1,948,631.18 (including interest and costs) against the Company in the Supreme Court of the State of New York, Index No. 06/6039989, based on amounts owing by the Company under notes issued to the plaintiffs. On October 24, 2007 the plaintiffs obtained a judgment for this amount in the Massachusetts Superior Court, Essex County, Index No. CIV- ESCV2007-01152.  On February 6, 2008 the plaintiffs obtained in the same Court an ex-parte trustee process attachment against all assets of the Company held at TD Bank North, Index No CIV-08-268. This litigation has not been dismissed, satisfied or resolved. The Company is in discussions with the plaintiffs as to settlement of this litigation.

Item 1. A.  Risk Factors

The Company operates in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that the Company cannot control or predict. The following discussion, as well as the "Critical Accounting Policies and Estimates" discussion in Item 2 Management Discussion and Analysis of this Report on Form 10-Q highlights some of these risks.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had a net loss of $665,398 for the six months ended June 30, 2010. The Company had an accumulated deficit of $53,892,910 and a net stockholders' deficit of $9,027,904 and had negative working capital as of June 30, 2010. The Company may never be profitable. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends solely on its ability to successfully market its products. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

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

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS OPERATIONS.

The Company has a need to raise additional capital through debt or equity financing to fund operations. As of June 30, 2010, the Company had $152,663 in cash available to fund its operations, and had a working capital deficit of $6,307,352. In 2010, it will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

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

CHANGES IN ACCOUNTING MAY AFFECT THE COMPANY'S REPORTED EARNINGS AND OPERATING INCOME.

U. S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of the Company's business, such as revenue recognition, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in the Company's products or business could significantly change the Company's reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2007, we issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures matured on the third anniversary of the date of issuance and are now in default. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.  The Company is engaged in negotiations toward a restructuring of this indebtedness.

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

Simultaneously, with the sale and issuance of the Debentures to YA Global Investments, L.P. as mentioned in the preceding paragraph, the Company entered into a settlement agreement with Dutchess Private Equities Fund, Ltd. for the settlement of a dispute regarding the amount due under debt instruments issued by the Company to Dutchess during 2005 and 2006.  Pursuant to the terms of the Settlement, the Company immediately paid a cash amount of $1,500,000 with two additional cash payments in the amount of $300,000 each to be made on the date that (i) the Company filed the Registration Statement (or, if earlier, within 45 days) and (ii) the Registration Statement is declared effective (or, if earlier, within 145 days), neither of which took place.  The Company also issued a Note in the amount of $1,500,000 and agreed to reduce to $0.10 per share the exercise price of the warrants issued to Dutchess.  Dutchess terminated its security interest in the Company’s assets upon the Initial Payment.

On December  11,  2007,  the Company received a letter dated December 6, 2007 ( the "Notice Letter"), from  YA  Global  Investments,  L.P.,  (formerly  known  as Cornell Capital Partners,  L.P.)  notifying  the  Company  of certain Events of Default under the Secured  Convertible  Debenture  dated  March  20,  2007  of  the  Company  (the "Debenture").  As a result of this default, the entire note has been re-classified as short term. The Company is engaged in negotiations toward a restructuring of this indebtedness.

On June 1, 2010, the Company agreed to the cancellation of a series of 5-year warrants held by YA Global Investments, L.P to purchase a total of 9,836,701 shares of the Company’s Common Stock. The cancellation was in exchange for 300,000 shares of Common Stock.

Item 3.  Defaults Upon Senior Securities

On December  11,  2007,  we received a letter dated December 6, 2007 ( the "Notice Letter"),  YA  Global  Investments,  L.P.,  (formerly  known  as Cornell Capital Partners,  L.P.)  notifying  the  Company  of certain Events of Default under the Secured  Convertible  Debenture  dated  March  20,  2007  of  the  Company  (the "Debenture").  The Company is engaged in negotiations toward a restructuring of this indebtedness.

Item 4.  Submission of Matters to Vote of Security Holders

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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of Interim Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Interim Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On June 1, 2010, we filed a Form 8-K and reported under item 5.02 that the Board of Directors, on May 28, 2010 had accepted the voluntary resignation of Derrick Spatorico as Director and Acting President, Chief Executive Officer, and Treasurer. Additionally reported was the resignation of Bart Valdez from the Board of Directors.

On June 1, 2010, we filed a Form 8-K and reported under item 8.01 that effective May 6, 2010, the Company agreed to the cancellation of a series of 5-year warrants held by YA Global Investments, L.P to purchase a total of 9,836,701 shares of the Company’s Common Stock. The cancellation was in exchange for 300,000 shares of  Common Stock.

On July 14, 2010, we filed a Form 8-K and reported under item 5.02 that at a meeting of the Board of Directors held on July 8, 2010, the Board voted to appoint Ronald Lifton as President and Chief Executive Officer.  Additionally, the Board appointed Brian McHugh to the position of Chief Financial Officer and Treasurer and Kenneth Kaiser to Executive Vice President and Chief Risk Officer.

* * *

                                        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOCATEPLUS HOLDINGS CORPORATION
                             (Registrant)

SIGNATURE	TITLE	DATE
/s/ Ronald Lifton	President and Chief Executive Officer	August 12, 2010
Ronald Lifton
/s/ Brian McHugh	Chief Financial Officer and Treasurer	August 12, 2010
Brian McHugh