Form 10-Q
period 2010-09-30
LOCATEPLUS HOLDINGS CORP
filed 2010-11-12
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of shares of Common Stock outstanding at November 12 , 2010 was 49,980,100
The number of shares of Preferred Stock outstanding at November 12, 2010 was 71,400

* * *

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements

LocatePLUS Holdings Corporation
Consolidated Balance Sheets
	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Assets
Current assets:
Cash and cash equivalents	$192,666	$53,546
Accounts receivable, trade-net	836,516	760,933
Prepaid expenses and other current assets	28,185	3,017

Total current assets	1,057,367	817,496

Property and equipment, net	38,018	68,371
Intangible assets, net	998,413	1,022,997
Other assets	357,687	100,468

Total assets	$2,451,485	$2,009,332

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Notes payable	$767,691	$148,000
Accounts payable	1,491,266	1,370,805
Accrued expenses	1,237,181	3,992,513
Deferred revenue	365,288	284,360
Convertible debt	3,542,675	3,288,419

Total current liabilities	7,404,101	9,084,097

Long term note payable	2,220,570	0
Long term convertible note payable	43,482	119,565
Shares subject to mandatory redemption	1,785,000	1,800,000

Total liabilities	11,453,153	11,003,662

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock , $0.01 par value, 50,000,000 authorized,
49,980,100 and 49,993,700 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	499,801	499,937
Additional paid-in capital	41,270,769	39,206,050
Shares pending issuance	0	900,000
Warrants	3,094,436	3,627,194
Accumulated deficit	(53,866,674)	(53,227,511)

Total stockholders’ (deficit) equity	(9,001,668)	(8,994,330)

Total liabilities, shares subject to mandatory redemption and stockholders’ (deficit) equity	$2,451,485	$2,009,332

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenue	1,940,529	1,831,736	6,014,362	5,426,981
Cost of revenue	689,272	381,081	2,028,237	1,108,442

Gross Profit	$1,251,257	$1,450,655	$3,986,125	$4,318,539

Operating expenses:
Selling and marketing	122,657	286,169	606,031	886,259
General and administrative	1,054,633	1,132,771	3,649,497	3,678,571
Research and development	0	132	0	29,424

Total operating expenses	$1,177,290	$1,419,072	$4,255,528	$4,594,254

Operating income (loss)	73,967	31,584	(269,403)	(275,715)

Other income (expense):

Interest expense	(41,967)	(199,249)	(165,179)	(400,835)
Other income	772	440	3,501	3,365
Finance Related Expenses	(7,292)	0	(208,835)	0

Net income (loss)	$25,480	$(167,225)	$(639,916)	$(673,185)

Basic net income (loss) per share	$0.000	$(0.003)	$(0.012)	$(0.016)

Fully diluted net income (loss) per share	$0.000	$(0.003)	$(0.012)	$(0.016)

Shares used in computing basic net income (loss) per share	49,983,521	49,808,203	49,962,224	42,595,824

Shares used in computing fully diluted net income (loss) per share	332,920,901	49,808,203	49,962,224	42,595,824

The accompanying notes are an integral part of these un-audited consolidated financial statements.
See accompanying notes and accountants report

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows

	For the nine months ended September 30,	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(639,916)	$(673,184)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	54,937	91,782
Provision for doubtful accounts	0	7,000
Interest expense related to warrants issued with debt	57,398	259,651
Services performed in exchange for stock	28,803	0
Acquisition of Goodwill		(850,413)
Shares pending issuance		900,000

Net changes in operating assets and liabilities:
Accounts receivable	(75,582)	(222,875)
Prepaid expenses and other assets	(25,168)	59,536
Other Assets	(21,400)	(16,376)
Accounts payable	120,457	(262,892)
Accrued expenses	475,059	448,996
Deferred revenue	80,928	52,254

Total Adjustments	695,432	466,663

Net cash provided (used) by operating activities	55,516	(206,521)

Cash flows from investing activities:
Purchases of property and equipment	0	(40,837)

Net cash used in investing activities	0	(40,837)

Cash flows from financing activities:
Repayment of debt	(49,097)	(78,006)
Proceeds from issuance of debt	162,500	375,000
Payments of shares subject to mandatory redemption	(15,000)	0
Financing fees on issuance of debt	(14,799)	0

Net cash used in financing activities	83,604	296,994

Net increase (decrease) in cash and cash equivalents	139,120	49,636

Cash and equivalents, beginning of period	53,546	92,465

Cash and cash equivalents, end of period	$192,666	$142,101

Supplemental disclosures of cash flow information: Noncash financing transactions:
Reclassification of accrued liability	2,750,000	0
Note obtained for ownership rights of equity	278,619	0
Conversion of payable to debt	20,000	0
Payment of obligations with equity	119,939	0
Payment on notes payable with equity	235,500	0

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

LocatePLUS Corporation
LocatePLUS designs and markets web-based investigative search and background screening products for credentialed corporate, government and law enforcement clients. The LocatePLUS flagship products – LocatePLUS Pay-per-click (PPC) and LP Police – empower businesses and government agencies with real-time web and mobile access to a wide range of public and proprietary databases to verify personally identifiable information on the US adult population.

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

Dataphant, Inc.
Dataphant is a provider of information on land and mobile phone numbers in the United States. Dataphant leverages a proprietary process to gather and analyze phone numbers from mobile and landline sources and map those numbers to phone owners and addresses.

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

Income Taxes
The Company uses the asset and liability method of accounting for income taxes, as set forth in accounting principles generally accepted in the United States of America.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.  These temporary differences primarily relate to the accumulating of net operating losses to offset future taxable income as well as tax to book differences between depreciation of fixed assets and amortization of intangible assets and other timing differences in recognition of expenses for tax and book purposes.  Valuation allowances are established, if necessary, to reduce a deferred tax asset to the amount that will more likely than not be realized.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

There are no uncertain tax benefits that have been recognized in the accompanying financial statements.  Each of the tax years in the three-year period ended December 31, 2009 remains subject to examination by the Internal Revenue Service.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits (if any) in income tax expense. No such interest and penalties have been accrued as of September 30, 2010 or for the year ended December 31, 2009.

A valuation allowance has been recorded for the entire amount of the deferred tax asset which consists of the net operating losses carried forward.
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

Advertising Expense
It is the Company’s policy to expense advertising and marketing costs as incurred.

Research and Development
Research and development costs related to both present and future products are expensed as incurred.

Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation’s annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission rules for interim financial statements.  The interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2010, and the results of operations and cash flows for the three months then ended.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter. All inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in the 2009 interim financial statements have been reclassified to conform to the 2010 presentation.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of $639,916 and $2,845,570 for the fiscal periods ended September 30, 2010 and December 31, 2009, respectively. The Company has an accumulated deficit of $53,866,674, a stockholders' deficit of $9,001,668 and a working capital deficit of $6,346,734 at September 30, 2010. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Liquidity and Operations
The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, and contemplate continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred significant net losses since inception, and has incurred an accumulated deficit of $53,866,674 through September 30, 2010.

2.    Property and Equipment
Property and equipment consist of the following at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009

Equipment	$4,638,081	$4,638,081
Vehicles	22,343	22,343
Software	332,587	332,587
Furniture and fixtures	389,783	389,783
Leasehold improvements	624,142	624,142
	6,006,936	6,006,936
Less accumulated depreciation and amortization	5,968,918	5,938,565
Property and equipment, net	$38,018	$68,371

3.    Intangible Assets

Intangible assets consist of two elements – goodwill and capitalized financing costs.

During the period ended December 31, 2009, the Company acquired goodwill from the acquisition of its wholly-owned subsidiary Employment Screening Profile, Inc. (d/b/a/ TruBackgrounds) through the issuance of Common Stock.

The Company has elected to account for goodwill resulting from the acquisition of assets, in accordance with accounting principles generally accepted in the United States of America, which prohibits the amortization of goodwill since it has an indefinite life.  It requires that goodwill be tested for impairment on an annual basis.  If goodwill is impaired, an impairment loss will be recognized and charged against earnings in the year in which the goodwill becomes impaired.  There was no impairment for the period ended September 30, 2010 or for the year ended December 31, 2009.  However, for tax purposes, goodwill is being amortized ratably over a 15-year period.

Intangible assets consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Goodwill	$998,412	$998,412
Financing costs	221,250	221,250
	1,219,662	1,219,662
Less: accumulated amortization	221,249	196,665
Total	$998,413	$1,022,997

4.      Other Assets
Other assets consist of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Ownership rights of equity	$241,119	$0
Security deposits	100,468	100,468
Other	16,100	0

Total	$357,687	$100,468

5.      Stock Options

The Company accounts for its stock-based compensation in conformity with accounting principles generally accepted in the United States of America which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In connection with valuing stock options, the Company utilizes the Black-Scholes model, which requires certain subjective assumptions.  The key assumptions include the expected volatility of the Company’s stock, term of the award and expected forfeiture rate.  Valuation assumptions are reviewed periodically and, as a result, may lead to a significant change in the expense recognized in connection with share-based payments and may change the valuation assumptions used to value share-based awards granted in future periods.

The assumptions used and the weighted average calculated value of options are as follows for the period ended September 30, 2010 and 2009:

	For the nine months ended
	September 30,
	2010	2009
Expected life	6 years	6 years
Volatility	33%	33%
Risk free interest rate	2.53%	3.31%
Dividend yields	-	-
Weighted-average fair value of options granted during the period	-	-

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

The value of the portion of the award that is ultimately expected to vest, reduced for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite services periods.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

6.      Notes Payable
Notes payable consist of the following:

During 2003, the Company issued subordinated promissory notes in the amount of $2.3 million, bearing simple interest ranging from 10% and 12% per annum.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. As of September 30, 2010, the balance including interest on these notes of $112,000 remained unpaid and the notes are classified as demand.

On March 20, 2007, the Company a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures matured on the third anniversary of the date of issuance and are now in default. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.  The Company is engaged in negotiations toward a restructuring of this indebtedness.

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

On December 30, 2009, all indebtness to Dutchess Private Equities Fund, Ltd. was settled through the issuance of 72,000 shares of Preferred Stock. The 72,000 shares of new Series A Preferred Stock issued to Dutchess have a par value of $1.00 per share and a $25 liquidation preference. The shares are restricted as to resale. The shares pay a dividend of 1% per annum of the par value per share in cash or in Series A Preferred Stock. Holders will have a vote on any matters affecting the Series A Preferred Stock. The shares are convertible at any time into the Company’s Common Stock at 41.66 shares of Common Stock per share of Preferred Stock (fully converted, 3,001,680 shares of Common Stock). The Company can force conversion of Preferred Stock not to exceed 4.99% of total Common Stock outstanding if the 10-day moving average closing price per share of the Company’s Common Stock shall exceed $.50 per share. Holders also have a right to “put” their shares to the Company at $25.00 per share, not to exceed in the aggregate for any calendar quarter:  $15,000 through the last 6 months of 2010, $25,000 through the last quarter of 2011 and $35,000 per quarter thereafter. As of September 30, 2010, the Company has satisfied one of three requests to repurchase 600 shares of Preferred Stock and the balance of Preferred shares issued and outstanding to Dutchess is 71,400. The Company is in the process of negotiating a modification of these settlement arrangements.

During 2009, the Company issued several one-year convertible promissory notes totaling $375,000, bearing simple interest of 8% per annum.  The balance of this debt at September 30, 2010 is $250,000.
In November, 2009, the Company repurchased 2,000,000 shares of its Common Stock at $0.125 from an independent investor. This purchase was done in exchange for a two year, 5.5% convertible note in the amount of $250,000. This note is convertible into shares of the Company’s Common Stock at a conversion price of twelve and one half cents ($0.125). All interest payable in relation to this note was prepaid.

As of April 10, 2010, the Company issued to Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P., a four-year promissory note in the amount of $2,750,000 bearing simple interest of 5% per annum (the "Substitute Note"). The Substitute Note was in substitution for previous existing indebtedness that was in default. The balance of principal and interest due on the Substitute Note at June 30, 2010 was $2,742,901. The Substitute Note was cancelled as of August 23, 2010 in favor of two separate notes, each in the principal amount of $1,375,000, payable separately to each of Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. and due in full January 10, 2016. Each note contains an identical revised monthly principal repayment schedule in monthly installments of $7,500, beginning February, 2011, increasing to $10,000 April 10, 2011, $15,000 July 10, 2011 and $25,000 September 10, 2011. Interest is payable on the 10th day of each month at 5% per annum but any interest payment may be deferred until maturity at a 10% per annum rate.

In 2010, through September 30, the Company purchased equity rights to 2,228,952 shares of its Common Stock at $0.125 per share from independent investors. This purchase was done in the form of two year, 5.5% convertible notes in the amount of $278,619. These notes are convertible into shares of the Company’s Common Stock at a conversion price of twelve and one half cents ($0.125).

Through June 30, 2010, the Company issued several one-year convertible promissory notes totaling $155,500, bearing simple interest of 8% per annum.  The balance of this debt at September 30, 2010, is $90,000.

In connection with an offering that closed on August 15, 2005 the Company entered into a Purchase Agreement with certain institutional and accredited investors relating to the private placement of an aggregate of $8,965,000 in convertible term notes.  Per the agreement, a registration statement was to be filed registering the underlying shares which was not completed resulting in an additional $2,300,000 in penalty charges.  The Company is currently in the process of negotiating with these note holders for a restructuring of this indebtedness and has accrued a charge of $477,000 to cover the anticipated costs.

7.      Accrued Expenses
Accrued expenses consist of the following at September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009

Accrued penalties	$477,400	$3,233,902
Accrued legal settlements	231,415	292,351
Board of Director fees	186,436	210,049
Accounting fees	62,375	91,000
Payroll	25,316	90,133
Other	254,239	75,078

Total	$1,237,181	$3,992,513

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

On May 7, 2010, Thomas Nolan filed a second complaint styled as, Thomas Nolan v. LocatePlus Holdings Corporation in the Essex Superior Court in Massachusetts, C.A. No. ESCU 2010-00961 seeking to enforce the judgment which he had obtained in the earlier judgment. The Company is actively engaged in settlement discussion with the plaintiff.

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

On June 7, 2007 Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. obtained a judgment in the amount of $1,948,631.18 (including interest and costs) against the Company in the Supreme Court of the State of New York, Index No. 06/6039989, based on amounts owing by the Company under notes issued to the plaintiffs. On October 24, 2007 the plaintiffs obtained a judgment for this amount in the Massachusetts Superior Court, Essex County, Index No. CIV- ESCV2007-01152.  On February 6, 2008 the plaintiffs obtained in the same Court an ex-parte trustee process attachment against all assets of the Company held at TD Bank North, Index No CIV-08-268. This litigation has not been dismissed, satisfied or resolved. Upon payment in full of all principal and accrued interest due pursuant to the notes issued on August 23, 2010, Special Situations will execute and file a satisfaction of judgement.

On September 2, 2010 an Employment Discrimination civil lawsuit was filed against the Company and certain officers, Sonia Bejjani v LocatePlus Holdings Corporation et al,  Mass. Superior Court, Essex County, Docket No. ESCV2010-01870-B.. On November 3, 2010 the Company  answered denying any liability. To date, a Court appearance has not been scheduled.

On October 14, 2010 the U.S. Securities and Exchange Commission filed a civil action against the Company in the United States District Court for the District of Massachusetts, Securities and Exchange Commission v. LocatePlus Holdings Corporation. The Complaint alleges violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The complaint alleges that the Company filed financial statements for the fiscal years 2005 and 2006 which were false and misleading. The action seeks the entry of a permanent injunction prohibiting the Company from engaging in future violations of the cited sections and rules; disgorgement and pre-judgment interest and civil monetary penalties. The Company is in the process of reviewing the complaint and has not yet filed a formal response. The Company, with the full concurrence of its Board of Directors, intends vigorously to oppose this action.

9.      Segment Information
The Company operates in a single business segment.

10.    Net Income (Loss) Per Share
The computations of basic and diluted income (loss) per common share are based upon the weighted average number of common shares outstanding during the period.  The Company’s Common Stock potentially issuable upon the exercise of stock options and warrants are anti-dilutive for the period ending September 30, 2010 and was not included in the computations for the diluted net loss per share.

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

LocatePLUS Corporation
LocatePLUS designs and markets web-based investigative search and background screening products for credentialed corporate, government and law enforcement clients. The LocatePLUS flagship products – LocatePLUS Pay-per-click (PPC) and LP Police – empower businesses and government agencies with real-time web and mobile access to a wide range of public and proprietary databases to verify personally identifiable information on the US adult population.

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

Dataphant, Inc.
Dataphant is a provider of information on land and mobile phone numbers in the United States. Dataphant leverages a proprietary process to gather and analyze phone numbers from mobile and landline sources and map those numbers to phone owners and addresses.

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

The Company has taken a number of actions to reduce operating expenses, and to improve the salability of its products. The Company's major objective is to increase its order volume. Short and long-term liquidity needs require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations continue to deteriorate due to increased competition, or other adverse events, it will be required to obtain additional sources of funds through asset sales, capital market transactions, financing from third parties or a combination thereof. The Company has only recently been able to attain profitability from continuing operations and may not be able to remain profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions, securing debt financing and restructuring existing debt agreements are designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. The Company is currently seeking additional accommodations from its existing lenders and it may seek equity infusion from other financial institutions or private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels in order to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, substantial doubt would continue about its ability to continue operations. No assurances can be given that management's initiatives will be successful, or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

Our costs of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel, Internet access and hosting charges, and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with related data providers.  In the nine months ended September 30, 2010 and 2009, we recorded $2,025,469 and $1,100,199 respectively, in costs related to these agreements.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

Interest expense is primarily attributable to various notes issued through September 30, 2010.  As of September 30, 2010, we had gross notes payable (current and long-term) totaling $6,472,418.

We recorded a net loss of $639,916 and $673,185 for the nine months ended September 30, 2010 and 2009 respectively.  Our accumulated deficit as of September 30, 2010 was $53,866,674.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.  Revenues increased to $1,940,529 for the three months ended September 30, 2010 from $1,831,736 for the three months ended September 30, 2009, an increase of 6%. This increase is attributable to $345,086 in incremental revenues related to our Trubackgrounds’ products, offset by a slight decline in other product revenues.

Cost of revenues.  For the three months ended September 30, 2010, cost of revenues was $689,272 as compared to $381,081 for the three months ended September 30, 2009, an increase of 81%.  The increase consists of $195,872 in costs associated with the incremental Trubackgrounds revenue, and the remainder is due to costs for additional data services related to expanded product functionality.

Selling and marketing expenses.  Selling and marketing expenses for the three months ended September 30, 2010 were $122,657 as compared to $286,169 for the three months ended September 30, 2009, a decrease of 57%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2010 were $1,054,633, as compared to $1,132,771 for the three months ended September 30, 2009, a decrease of 7%.

Research and Development expenses.  Research and development expenses for the three months ended September 30, 2010 were $0 as compared to $132 for the three months ended September 30, 2009. This decrease is attributable to suspension of development activities

Interest expense.  Interest expense decreased to $41,967 for the three months ended September 30, 2010, from $199,249 for the three months ended September 30, 2009, a decrease of 79%. This decrease is attributable to the full amortization of discounts on certain notes payable.

Other income (expense). Other income increased to $772 for the three months ended September 30, 2010, up from $440 for the three months ended September 30, 2009, an increase of 75%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Financing related expenses.  Finance related expenses which amounted to $7,292 in the three months ended September 30, 2010 are attributable to the expenses related to the restructuring of debt during the period and expenses associated with the issuance of new notes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues.  Revenues increased to $6,014,362 for the nine months ended September 30, 2010 from $5,426,981 for the nine months ended September 30, 2009, an increase of 11%. This increase is attributable to $912,896 in incremental revenues related to our Trubackgrounds’ products, offset by a slight decline in other product revenues.

Costs of revenues.  For the nine months ended September 30, 2010, cost of revenues was $2,028,237 as compared to $1,108,442 for the nine months ended September 30, 2009, an increase of 83%.  The increase consists of $457,676 in costs associated with the incremental Trubackgrounds revenue, and the remainder is due to costs for additional data services related to expanded product functionality.

Selling and marketing expenses.  Selling and marketing expenses for the nine months ended September 30, 2010 were $606,031 as compared to $886,259 for the nine months ended September 30, 2009, a decrease of 32%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2010 were $3,649,497 as compared to $3,678,571 for the nine months ended September 30, 2009, a decrease of less than 1%.

Research and Development expenses.  Research and development expenses for the nine months ended September 30, 2010 were $0 as compared to $29,424 for the three months ended September 30, 2009.  This decrease is attributable to suspension of development activities and related personnel reductions.

Interest expense.  Interest expense decreased to $165,179 for the nine months ended September 30, 2010, from $400,835 for the nine months ended September 30, 2009, a decrease of 59%. This decrease is attributable to the full amortization of discounts on certain notes payable.

Other income (expense). Other income increased to $3,501 for the nine months ended September 30, 2010, up from other income of $3,365 for the nine months ended September 30, 2009, an increase of 4%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Financing related expenses.  Finance related expenses which amounted to $208,835 in the nine months ended September 30, 2010 are attributable to the  expenses related to the restructuring of debt during the period and expenses associated with the issuance of new notes.

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

Mr. Spatorico’s stock was subject to an escrow agreement by the terms of which he is to receive all of the stock out of escrow no later than September 1, 2011. On August 5, 2010 the escrow terminated in settlement of certain pending litigation and the 9,000,000 shares were transferred to a trust established by Mr. Spatorico.

On February 25, 2010, following the resignation of Geoffrey Lee as Interim President and Chief Executive Officer, the Board of Directors appointed Derrick Spatorico to the position of Acting President and Chief Executive Officer.  On May 18, 2010, having achieved certain goals, Mr. Spatorico resigned as a Director and as Acting President and Chief Executive Officer of the Company.

At September 30, 2010, the Company has outstanding notes payable totaling $378,000 to Derrick Spatorico.

Liquidity and Capital Resources

As of September 30, 2010, our cash and cash equivalents totaled $192,666.

See “Notes Payable” section beginning on page 8 for a description of outstanding indebtedness.

The Company is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock”.  As of September 30, 2010, the total number of shares which the Company is authorized to issue is 51,000,000 shares, 50,000,000 shares of which are Common Stock (“Common Stock”) and 1,000,000 shares of which are Preferred Stock (the “Preferred Stock”).  The Common Stock and Preferred Stock have a par value of $0.01 and $1.00 per share respectively.

As of September 30, 2010, the Company was obligated to reserve an aggregate of 7,500,000 shares of its Common Stock for issuance in satisfaction of outstanding obligations under warrants, debt instruments, and other contracts. The Company had 19,911 shares of authorized and unissued stock available for such issuances.

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Future minimum payments under our non-cancelable operating leases total $1,709,848.

Contractual Obligations

The following represents the contractual obligation and commercial commitments as of September 30, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years

Long-Term Debt including current portion	$6,472,417	$4,208,366	$2,264,051	$0
Operating Leases	1,709,848	411,292	1,113,048	185,508
License Agreements	6,000	6,000
Total	$8,188,265	$4,625,658	$3,377,099	$185,508

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

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements currently in effect or in effect during the quarter ended September 30, 2010, including but not limited to any guarantee contracts that have the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

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

Pursuant to Rules 13a-15 and 15d-15 we are required to carry out an evaluation of the effectiveness, as of September 30, 2010, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Following evaluations performed by our management at the start of the 2010 third quarter, we have begun to introduce new processes and procedures designed to improve our financial and disclosure controls. A new accounting team has been hired including a Chief Financial Officer. Other changes include an immediate increase in management oversight and additional segregation of duties allocated to the new team members. While we are confident that they address the perceived weaknesses and will be increasingly effective, these recent initiatives have not yet changed our opinion that as of the end of the reporting period there continue to be identified matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal  controls  over  financial reporting. Management has concluded that because such material weaknesses likely existed at that time and may persist, internal controls over financial reporting are not yet completely effective.

Changes In Internal Control Over Financial Reporting
During the nine months ended September 30, 2010, we have taken specific actions to remediate the reportable conditions and material weaknesses that existed during the period ended December 31, 2009, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties, and the engagement of a full time Chief Financial Officer. We intend to continue to further strengthen our controls and procedures regarding the closing process during the remainder of 2010.

There were no changes in our internal controls over financial reporting that occurred during the nine month ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Please see summary provided under "Legal Proceedings" in Part I.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had a net loss of $639,916 for the nine months ended September 30, 2010. The Company had an accumulated deficit of $53,866,674 and a net stockholders' deficit of $9,001,668 and had negative working capital as of September 30, 2010. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends solely on its ability to successfully market its products. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

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

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS OPERATIONS.

The Company has a need to raise additional capital through debt or equity financing to fund operations. As of September 30, 2010, the Company had $192,666 in cash available to fund its operations, and had a working capital deficit of $6,346,734. In 2010, it will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

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

Item 4.  Submission of Matters to Vote of Security Holders.

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

On August 31, 2010, we filed a Form 8-K and reported under item 5.02 that at  a  meeting  of the Board of Directors held on August 30,  2010,  the  Board  voted  to  extend  an offer for the position of Director to Anthony Spatorico and Ronald Lifton to occupy the two vacant positions on the Board of Directors. On August 30, 2010, both Mr. Spatorico and Mr. Lifton accepted this offer.

On October 15, 2010, we filed a Form 8-K and reported under item 8.01 that on October 14, 2010 the U.S. Securities and Exchange Commission filed a civil action against the company in the United States District Court for the District of Massachusetts, Securities and Exchange Commission v. LocatePlus Holdings Corporation. The Complaint alleges violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The complaint alleges that the Company filed financial statements for the fiscal years 2005 and 2006 which were false and misleading. The action seeks the entry of a permanent injunction prohibiting it from engaging in future violations of the cited sections and rules; disgorgement and pre-judgment interest and civil monetary penalties. The Company is in the process of reviewing the complaint and has not yet filed a formal response.

* * *

                                        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOCATEPLUS HOLDINGS CORPORATION
                             (Registrant)

SIGNATURE	TITLE	DATE
/s/ Ronald Lifton	President and Chief Executive Officer	November 12, 2010
Ronald Lifton
/s/ Brian McHugh	Chief Financial Officer and Treasurer	November 12, 2010
Brian McHugh