Form 10-K
period 2010-12-31
LOCATEPLUS HOLDINGS CORP
filed 2011-04-14
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity on March 30, 2010, is $2,128,081

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 30, 2011 there were 49,980,089 shares of Common Stock, and 71,400 shares of Preferred Stock outstanding.

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

Item 1 - Description of Business

Overview

LocatePLUS Holdings Corporation
The Company owns and operates subsidiary companies that provide various types of public and private data to business and credentialed clients throughout the United States. The Company provides accounting, finance, legal, risk management, information technology, strategy analysis, sales and marketing, operations and management services in various forms to its subsidiary companies. LPHC, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation, Dataphant, Inc., Metrigenics, Inc., and Employment Screening Profiles, Inc. d/b/a TruBackgrounds are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.

In 2010 LPHC developed and commenced implementation of a company and subsidiary wide restructuring plan including:

- Reducing employee count by 36% (19 employees) in total among all of its subsidiaries and the holding company.
- Consolidated accounting functions to its Beverly MA headquarters.
- Commenced the deployment of new accounting systems for cash management & forecasting, budgeting & monthly reforecasting and Balance Sheet / P&L review.
- Commenced an ISO 27000 series standard compliance plan to be deployed across all its subsidiaries.
- Deployed risk management procedures and processes across all subsidiaries and continue to do so.
- Commenced the process of deploying current technology platforms to reduce risk, downtime and costs at the holding company and subsidiary company level.
- Working diligently and will continue to work with our data providers and debt holders to structure payment plans that the Company can meet within current cash flow.

The Company's Board of Directors and its senior management have developed a comprehensive strategic plan to enhance shareholder and stakeholder value. There are great obstacles and challenges ahead for the Company and its subsidiary companies on the accounting, finance, legal, operations, technical, sales and product delivery fronts.   The Company works diligently with its subsidiary companies to acquire the best of market data; to enhance operating processes and procedures; to manage the payables, billing and cash flow hurdles; to develop sales and marketing strategies as well as hiring and training the sales staff; keeping the current technology platforms working and bringing them to current day technology standards as well as handling the public relation aspects of the many legal issues pending against the Company and its past management.

LocatePLUS Corporation
LocatePLUS Corporation provides web-based investigative search and background screening products for credentialed corporate, government and law enforcement clients as well as private investigators, legal professionals, bail bondsmen, collection and security agencies. The LocatePLUS flagship products – LocatePLUS Pay-per-click (PPC) and LP Police – empower businesses and government agencies with real-time web access to a wide range of public and proprietary databases to verify personally identifiable information on the US adult population.

LocatePLUS Corporations provides access to information that includes credit header data, telephone numbers, address histories, dates of birth, social security numbers, civil and criminal records, corporation records, real property information and email addresses. LocatePLUS Corporation is an online provider of public information to credentialed users. These users include law enforcement, other government agencies, law firms, investigation companies, private investigators and insurance companies.  Information is used by those users for various activities ranging from legal discovery to the detection of fraud and the prevention of crime and terrorism.  Commercial businesses have increasingly availed themselves of our information services in connection with their identity validation and other business decisions.

Our Target Markets and Screening of Users
Our products are primarily marketed and sold to federal, state and local government agencies (including law enforcement agencies), private investigators, human resource professionals and the legal profession.  Our products have been used in:
•	crime and terrorism investigation
•	detection of fraud
•	“skip tracing”
•	background checks
•	legal due diligence
•	Identity self-certification
•	Private security
•	Risk-management

We require commercial customers to provide background information about their business need for data and about themselves, such as business licenses, bar admission cards or private investigator licenses.  Individuals involved in law enforcement must provide similar evidence of their authority.

To prevent the misuse of our data, we have adopted a three-tier security schema for our LocatePLUS Corporation products. With challenges in the industry relating to data access, we use a schema that restricts the most sensitive data.  Our groups are classified in the following manner:

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

Entersect Corporation
Entersect Corporation (aka Certifion Corporation), is a provider of web-based and off-line public information databases that allow investigative professionals to verify the authenticity of a subject’s background. Entersect’s products include Entersect Police Online (EPO) and Entersect HR.

Entersect Police Online (EPO) delivers telephone and address information to empower local and state police as well as federal agents to conduct more thorough investigations resulting in swift actions in the field. Access to EPO is restricted to law enforcement agencies.

Entersect HR provides tools for the recruiter, employer, and hiring consultant who are charged with the duty to screen candidates. We empower human resource professionals to make better, more informed decisions based on the verified backgrounds of potential and existing associates.

Among other services Entersect HR can:

•	Positively Identify our clients candidate
•	Validate the SSN#
•	Determine if the candidate has been involved in litigation, bankruptcy, or have tax liens
•	Scan for any criminal records or sex offender listings
•	Education Verification
•	Employment References

We require commercial customers to provide background information about their business need for data and about themselves, such as business licenses, bar admission cards or private investigator licenses.  Individuals involved in law enforcement must provide similar evidence of their authority.

Entersect Police uses the exact same credentialing process as LocatePlus Corporation for their customers as it has the same type of customer base as LP Police. With respect to Entersect HR, there is currently no credentialing process in place. However, a credentialing process similar to the one used at LocatePlus Corporation is being developed for future deployment.

Worldwide Information, Inc.
Worldwide Information provides CD-ROM and DVD products for effectively identifying motor vehicle, driver’s license, harbor records and unlisted cell phone records. The company distributes software products containing statewide motor vehicle records that provide identity validation services to law enforcement, law offices and other accredited businesses.

Worldwide’s search products increase the success rate of identifying or locating critical persons when only a minimal amount of information is available. The ability to search partial data is a valuable tool in circumstances in which incomplete information is available, as is often the case in criminal investigations. Unlike web-based search products, Worldwide’s CD/DVD-based software can be accessed from anywhere without the need for an internet connection or phone signal. Worldwide products are useful in solving police cases involving missing persons associated with partial vehicle information.

Worldwide uses the exact same credentialing process as LocatePlus Corporation for their customers.  Worldwide has a similar customer base with respect to levels II and III, but is a little different with respect to tier I. Worldwide only sells to certain types of businesses in tier I , such as towing companies and asset recovery companies.

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

With respect to Employment Screening Profiles, Inc. (d/b/a TruBackgrounds), there is currently no credentialing process in place. However, a credentialing process similar to the one utilized in LocatePlus Corporation  is being developed for future deployment.

On September 24, 2009 the Company acquired all the stock of Employment Screening Profiles, Inc.(ESP)(d/b/a TruBackgrounds), a Florida corporation (“TruBackgrounds”), located in Oldsmar, Florida. TruBackgrounds serves large and small businesses with systems and information designed to enable intelligent decisions and reduce costs through automation. TruBackgrounds will continue to be operated as a wholly-owned subsidiary of the Company and will collaborate in providing enhanced service capability to the Company’s customers.

The following table summarizes the consideration paid for Employment Screening Profiles, Inc. (d/b/a TruBackgrounds), and the amounts of the assets acquired and liabilities assumed  on the acquisition date.

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
$ 900,000

The fair value of the 9,000,000 shares of Common Stock of the Company paid for ESP (TruBackgrounds) ($900,000) was determined on the basis of the closing market price of the Company’s Common Stock on the acquisition date.

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

Sources of Our Data

LocatePlus Holdings Corporation subsidiary operations depend upon information derived from a wide variety of automated and manual sources.  External sources of data include public records that are acquired from aggregators as well as directly from the agency capturing those records such as courts, county clerks, motor vehicle departments, and the like.  In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data.

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

One such legislative enactment that has had an effect on our business was the Financial Services Modernization Act of 2000, also known as the “Gramm-Leach-Bliley Act”.  Among other things, this law restricts the collection, use, and transfer of certain data that includes “credit header” information, which had historically functioned as the backbone of our data resources.  Implementation of this law’s restrictions by the Federal Trade Commission significantly limited the availability of certain data for our database, but we have subsequently developed datasets that function independently of “credit header” information.  Although we have not engaged counsel to review this matter or the conduct of our operations generally, we believe that our operations are currently unaffected by the Gramm-Leach-Bliley Act or any law specifically applicable to the dissemination of data concerning individuals.  More recently, Congress has been addressing the access to public data such as ours. The Fair Credit Reporting Act (“FCRA”) (15 U.S.C. §§ 1681-1681u). Rules were adopted implementing the Act by the Federal Trade Commission. These rules became effective on November 1, 2009. See 16 C.F.R. § 681. The final rules require each financial institution and creditor that holds any consumer account, or other account for which there is a reasonably foreseeable risk of identity theft, to develop and implement an Identity Theft Prevention Program (ITPP) for combating identity theft in connection with new and existing accounts. The Program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft. These and other potential restrictions on our use of personal information, however, could limit the usefulness and have a material adverse effect on any and all of the Company subsidiary companies operations and products.  Federal and state law prohibits us from selling information about minors.  Our products have been designed to prevent the dissemination of such data.

Distribution of Our Products

LocatePlus Holdings Corporation subsidiaries distribute their services and products both directly through in-house sales representatives, by word of mouth referrals; through outside sales agents and through wholesale channel partner arrangements. The business constraints of each subsidiary may allow or disallow some of these sales models. In addition we market via our web sites using SEO technologies.

Competition

Current competitors for our LocatePLUS Corporation and Entersect Police products include IRB, MerlinData, and Lexis-Nexis.  Many of the companies that currently compete with this product, as well as other companies with whom we may compete in the future, are national or international in scope and have greater resources than we do.  Those resources could enable those companies to initiate price cuts or take other measures in an effort to gain market share in our target markets.

Our Worldwide Information product primarily competes with the registries of motor vehicles of various states that sell their data to screened users.  These state agencies generally provide data in “raw form” without the search capabilities that we provide in our Worldwide Information product.

Employment Screening Profiles, Inc. (d/b/a TruBackgrounds) and Entersect HR are  in the human resources screening industry which is a multi-billion dollar market consisting of over 3,000 vendors providing background check services to staffing agencies and businesses nationwide. The majority of competitors are typically small providers that serve a select clientele either regionally or by industry type. More significant competitors such as First Advantage and HireRight are large organizations that offer a vast array of products that include drug screening, biometric validation, and much more. Prominent trade associations along with government resources show that the pre-employment screening market is continuing to grow significantly.

Employees

As of December 31, 2010, the Company and its subsidiary companies had 34 employees.  We believe that our relations with our employees are good.

Item 1A.  Risk Factors

The Company operates in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that the Company cannot control or predict. The following discussion, as well as the "Critical Accounting Policies and Estimates" discussion in Item 6 of this Annual Report on Form 10-K highlight some of these risks.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had net losses of $1,607,168, and $2,845,570 for the years ended December 31, 2010 and 2009, respectively. The Company had an accumulated deficit of $54,818,970, and a net stockholders' deficit of $9,945,683 and had negative working capital as of December 31, 2010. The Company may never be profitable. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends solely on its ability to successfully market its products. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, AND IF THE COMPANY IS UNABLE TO GENERATE INCREASED BUSINESS VOLUME OR OBTAIN ADDITIONAL FINANCING, THE COMPANY MAY BE REQUIRED TO CEASE OR CURTAIL ITS OPERATIONS.

In their report prepared in conjunction with the Company's December 31, 2010 financial statements, the Company's auditors included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has minimal working capital as of December 31, 2010, there is substantial doubt about the Company's ability to continue as a going concern.

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

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS OPERATIONS.

  Management believes that it has a need to raise additional capital through debt or equity financing to fund operations. As of December 31, 2010, the Company had $207,912 in cash available to fund its operations, and had a working capital deficit of $6,891,710. In 2011, it will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume, or the amount of litigation the company has to manage, including the Company’s obligations to comply with SEC regulations. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

THE COMPANY NEEDS TO INCREASE ITS AUTHORIZED STOCK.

The terms of the Company’s indebtedness, options, and other obligations require the Company to issue common stock upon conversions, exercise, or other requests. The Company does not have enough common stock authorized to permit full issuance.

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

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL.

The Company's future success is dependent on its ability to attract and retain talented personnel. There is intense competition for qualified personnel, and the Company may not be able to attract and retain qualified personnel necessary for the development and introduction of new products or to replace qualified personnel that may leave its employ. Part of the Company's compensation program includes stock options and stock grants, but there is currently insufficient authorized common stock for this program. Accordingly additional stock needs to be authorized. If the Company's stock price continues to perform poorly it may adversely affect its ability to retain or attract key employees.

THE COMPANY’S DATA MAY BECOME OUT OF DATE OR INACCESSIBLE

The Company depends for its success on access to a continuous supply of accurate and timely data. Data sources may become too expensive or providers may become unable to provide accessibility for a variety of physical, technical or legal reasons. Inability to supply timely and accurate data can cause a rapid deterioration in the Company’s customer base or force it to discount its services to the point where they cannot produce an operating profit. Furthermore management believes that the existing legacy network does not meet contemporary standards and that the data and technology need to be moved to a  more efficient platform in a new location.

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

THE COMPANY IS EXPOSED TO RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 required the Company's management to report on the operating effectiveness of the Company's internal controls over financial reporting as of December 31, 2010. The 2010 financial reform legislation (Dodd Frank Act) excluded smaller companies like the Company from this requirement. The Company intends to establish an ongoing program to perform system and process evaluation with testing including the use of outside evaluation firms.

With the introduction passage of The Dodd-Frank legislation in 2010, the auditors no longer need to review Internal Controls in a 404 environment for smaller companies such as the Company. The management of the Company remains committed to the introduction of better, more effective company-wide controls. However, it is difficult for the Company to predict how long it will take to complete the reviews of internal control over financial reporting for each year and to remediate any deficiencies. As a result, we may not be able to complete the assessment and process on a timely basis.

THE CONTROL AND DISSEMINATION OF DATA VARIES FROM STATE TO STATE.

The Company is subject to rules which vary from state to state and is subject to change at any time. Management believes that the Company cannot provide assurances that it is in compliance at any given time.

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

Item 2 - Description of Property

Facilities

LocatePLUS Holdings Corporation, LocatePLUS Corporation, Metrigenics Inc., and Worldwide Information, Inc. are headquartered in Beverly, Massachusetts, where we lease 22,116 square feet.   The lease on that facility expires on March 30, 2015, and our annual lease obligation is approximately $374,168.

Dataphant, Inc. is located in Austin, Texas, where it leases approximately 3,000 square feet pursuant to a month-to-month lease (which includes the use of office equipment, with current monthly rent of $3,680).

Entersect Corporation is located in Santa Ana, California, where it leases approximately 1,120 square feet. The current rent is    $1,600 per month. This lease will not be renewed when it expires April 30, 2011 and we are currently looking for a replacement in smaller, less expensive office space.

Employment Screening Profiles, Inc. (d/b/a TruBackgrounds),  is located in Oldsmar, Florida, where it leases approximately 1,400 square feet with a current monthly rent of $2,156. The lease on this location expires on August 31, 2011

Intellectual Property

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

We have registered LOCATEPLUS.COM ® as a trademark with the United States Patent and Trademark Office.  We maintain LOCATEPLUS ® , WORLDWIDE INFORMATION™, ENTERSECT™, CareerScan™, and TrustmeID™ as unregistered trademarks relating to our products.  We may, from time to time, claim certain other rights under trademark law, however, we currently have no other marks registered or pending with the United States Patent and Trademark Office or the equivalent agency of any other country.

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

Item 3 - Legal Proceedings

A claim was filed in Essex County Superior Court in Massachusetts on June 17, 2010 in the matter of Dun & Bradstreet v. LocatePLUS Holdings Corporation C.A.NO.ESCV2009-02421-D for $100,000. This suit involved the balance due for services rendered, plus interest from June 2006. The Company is in the process of completing discovery and is in discussions with the plaintiffs as to the settlement of this litigation.

As a result of a Litigation filed in Dallas County, Texas on May 22, 2009 in the matter of E -Backgroundchecks.com, Inc.  (BGC) v. LocatePLUS Holdings Corporation C.A.NO.CC-09-03539-E a judgment for $55,158.75 was entered.  The suit involved the failure of LocatePLUS to make payments for services provided by BGC.    The Company has settled on this judgment and begun the process of paying down the remaining balance of $20,286.04.

As a result of the settlement over the Company’s indebtedness to Dutchess Private Equities Fund, Ltd. (”Dutchess”) as of December 31, 2009, Dutchess agreed to place 19,866,461 shares of Common Stock of the Company issued to it by the Company in early 2009 in conversion of indebtedness (the “Dutchess Shares”) into escrow, pending the resolution of ongoing litigation between the Company and its former CEO James Fields (“Fields”) over the Shares. Fields had claimed an ownership interest in the Shares by purchase.  Fields renounced his claims to all the Dutchess Shares (except for 250,000 Shares retained in the escrow) on May 17, 2010 as part of a settlement of this litigation. The vast majority of the Dutchess Shares have been  re-allocated after being released from escrow in order to satisfy pre-existing obligations. An amount remains to continue to satisfy other pre-existing obligations.

“On November 16, 2009, an execution was obtained against LocatePlus Holdings Corporation in a lawsuit styled Thomas Nolan v. LocatePlus Holdings Corporation, in the Essex County Superior Court in Massachusetts, C.A. No. ESCV2006-02125, in the amount of $160,269.  The execution was in connection with a default judgment entered against the Company on January 11, 2007.  The default judgment was appealed by the Company on or about April 1, 2009, and the appeal was subsequently dismissed on June 25, 2009.  A payment of $15,000 was made in 2010 reducing the principal balance  by that amount.  On May 7, 2010, Thomas Nolan filed a second complaint styled as, Thomas Nolan v. LocatePlus Holdings Corporation in the Essex Superior Court in Massachusetts, C.A. No. ESCU 2010-00961 seeking the appointment of a receiver. The motion seeking appointment of a receiver was denied.  The Company is actively engaged in payment discussions on the underlying judgment.

A class action suit,  Sharon Taylor, et al. v. Biometric Access Company, et al., was brought in the US District Court for the Eastern District of Texas, C.A. No. 2:07-CV-00018.  The matter is styled as a suit brought by the plaintiff class against a group of defendant companies, including the Company,  under the Driver Privacy Protection Act, 18 USC §2721 et seq.  The defendants filed a joint Motion to Dismiss which was granted by the Court.  The plaintiff class filed an appeal of the dismissal of the case, which was denied.

A similar class action suit,  Sam Wiles, Carol Watkins, Jackson Wills and Sarah Smith, Individually and on behalf of all others Similarly Situated, is pending in the US District Court for the Western District of Missouri, C.A. No. 09-4164-CV-C-NKL.  The matter is styled as a class action suit brought by the plaintiff class against the Company, alleging a violation of the Driver Privacy Protection Act, 18 USC §2721, et. seq., and is one of several similar actions brought by the class against a number of companies in the same industry as the Company.  The defendants filed a joint Motion to Dismiss which was granted by the Court.  The plaintiff class has not yet filed an appeal of the dismissal.

On June 7, 2007 Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. obtained a judgment in the amount of $1,948,631.18 (including interest and costs) against the Company in the Supreme Court of the State of New York, Index No. 06/6039989, based on amounts owing by the Company under notes issued to the plaintiffs. On October 24, 2007 the plaintiffs obtained a judgment for this amount in the Massachusetts Superior Court, Essex County, Index No. CIV- ESCV2007-01152.  On February 6, 2008 the plaintiffs obtained in the same Court an ex-parte trustee process attachment against all assets of the Company held at TD Bank North, Index No CIV-08-268. This litigation has not been dismissed, satisfied or resolved. Upon payment in full of all principal and accrued interest due pursuant to the notes issued as part of the settlement on August 23, 2010, Special Situations will execute and file a satisfaction of judgment.  Currently we are in default under the notes and renegotiations are ongoing.

On September 2, 2010 an Employment Discrimination civil lawsuit was filed against the Company and certain officers, Sonia Bejjani v LocatePlus Holdings Corporation et al,  Mass. Superior Court, Essex County, Docket No. ESCV2010-01870-B.. On November 3, 2010 the Company answered denying any liability. To date, a Court appearance has not been scheduled.

On October 14, 2010 the U.S. Securities and Exchange Commission filed a civil action against the Company in the United States District Court for the District of Massachusetts, Securities and Exchange Commission v. LocatePlus Holdings Corporation. The Complaint alleges violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The complaint alleges that the Company filed financial statements for the fiscal years 2005 and 2006 which were false and misleading. The action seeks the entry of a permanent injunction prohibiting the Company from engaging in future violations of the cited sections and rules; disgorgement and pre-judgment interest and civil monetary penalties. A motion to stay further proceedings has been filed by one of the parties and is currently pending.

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

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

The following tables set forth the high and low closing sales prices per share for our Common Stock, each quarter during fiscal years 2008, 2009 and 2010 as reported by the Pink Sheets under the symbol LPHC.PK.

	2008
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC.PK	.15	.04	.28	.04	.14	.02	.05	.01

	2009
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC.PK	.05	.01	.15	.02	.17	.08	.19	.10

	2010
	Three months ended
	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low
LPHC.PK	.15	.10	.11	.06	.09	.05	.08	.03

Holders
As of December 31, 2010 there were approximately 451 holders of record of our Common Stock and 1 holder of record of our Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects equity compensation granted or issued by us as of December 31, 2010, to employees and non-employees (such as directors, consultants, advisors, vendors, customers, suppliers and lenders) in exchange for consideration in the form of goods or services.

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

~~R~~esults of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.   Revenue increased 9% to $7,892,397 from $7,260,952 in the year ended December 31, 2009 . This increase is primarily attributable to the recognition of additional incremental revenue associated with the TruBackgrounds product of $831,414 offset by a decline in other product revenues.

Cost of Revenues .   For the year ended December 31, 2010, our cost of revenue was $2,734,030 (35% of revenue) as opposed to $1,760,299 (24% of revenue) for the year ended December 31, 2009. This increase is primarily attributable to mix of data, use of different data providers, and increased third party data costs.

Selling and Marketing Expenses .   Selling and marketing expenses for the year ended December 31, 2010 were $758,751 as compared to $1,179,221 for the year ended December 31, 2009, a decrease of 36%.  The primary reason for the reduction is due to the elimination of non-essential marketing activities and also to a reduction in personnel related expenses.

General and administrative expenses .   General and administrative expenses for the year ended December 31, 2010 were $4,951,159 as compared to $4,998,012 for the year ended December 31, 2009, a decrease of 1%.

Research and development expenses .   Research and development expenses for the year ended December 31, 2010 were $0 as compared to $29,645 for the year ended December 31, 2009, a decrease of 100%. This decrease is attributable to management’s decision to suspend funding of the Metrigenics’ product development project and also a reduction in personnel related expenses.

Interest expense.   Interest expense increased to $839,796 for the year ended December 31, 2010, from $514,714 for the year ended December 31, 2009, an increase of 63%. The increase is attributable to an adjustment made to the calculation of interest due to the Company’s senior debt holder.

Other Income .   Other income increased to $4,698 for the year ended December 31, 2010, from $4,466 for the year ended December 31, 2009, an increase of 5%. Other income is derived from the collection of previously written off bad debts.

Finance Related Expenses.  Finance Related Expenses decreased to $222,335 for the year ended December 31, 2010 from $294,765 for the year ended December 31, 2009, a decrease of 25%.

Gain or Loss on Fixed Assets.  During 2010, the Company disposed of certain fixed assets resulting in a gain on fixed assets of $1,828.

Loss on termination of research and development project .  This non-recurring expense in 2009 of $586,334 is attributable to the write off of costs associated with a discontinued product development project.

Gain on extinguishment of debt .  This non-recurring item in 2009 of $127,000 is attributable to the extinguishment of certain payables pertaining to the loss on termination of research and development project.

Loss on permanent impairment of investment .   The non-recurring expense in 2009 of $875,000 is attributable to the write off of an asset originally booked in 2004 that is now fully impaired in the opinion of management. Prior to the fourth quarter of fiscal year 2009, the asset had been evaluated on a quarterly basis with the evaluation reserve shown as “impairment of assets” in Stockholders’ (Deficit) Equity. This reserve totaled $873,500 at December 31, 2008.

Liquidity and Capital Resources

     From our incorporation in 1996 through December 31, 2010, we raised approximately $43 million through a series of private placements and public offerings of equity and convertible debt to fund marketing and sales efforts and develop our products and services.

As of December 31, 2010, our cash and cash equivalents totaled $207,912.

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

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of $1,607,168 and $2,845,571 for the years ended December 31, 2010 and 2009, respectively. The Company has an accumulated deficit of $54,818,970, a stockholders' deficit of $9,945,683 and a working capital deficit of $6,891,710 at December 31, 2010. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

During 2003, the Company issued subordinated promissory notes in the amount of $2.3 million, bearing simple interest ranging from 10% and 12% per annum.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. As of December 31, 2010, the balance including interest on these notes of $112,000 remained unpaid and the notes are classified as demand.

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures matured on the third anniversary of the date of issuance and are now in default. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314, now $.057 per share due to the default.  Under the Purchase Agreement the debentures are secured by substantially all of the Companys, and its wholly owned subsidiaries’ assets.  The Company was engaged in negotiations toward a restructuring of this indebtedness.

At 12/31/2010 the balance of the debt on the Corporate books was $2,712,990.

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

On December  11,  2007,  the Company received a letter dated December 6, 2007 ( the "Notice Letter"), from  YA  Global  Investments,  L.P.,  (formerly  known  as Cornell Capital Partners,  L.P.)  notifying  the  Company  of certain Events of Default under the Secured  Convertible  Debenture  dated  March  20,  2007  of  the  Company  (the "Debenture").  As a result of this default, the entire note has been re-classified as short term. The Company was engaged in negotiations toward a restructuring of this indebtedness.

On March 21, 2011, YA Global Investments, L.P. notified the Company that it had agreed to assign the debenture to Gulabtech, LLC., an unrelated third party, subject to certain unspecified conditions. On March 30, 2011, YA Global Investments, L.P. advised the Company that it had completed the assignment to Gulabtech, LLC.

On June 1, 2010, the Company agreed to the cancellation of series A- E of the 5-year warrants held by YA Global Investments, L.P to purchase a total of 9,836,701 shares of the Company’s Common Stock. The cancellation was in exchange for 300,000 shares of Common Stock.

On December 30, 2009, all indebtedness to Dutchess Private Equities Fund, Ltd. (“Dutchess”) was settled through the issuance of 72,000 shares of Preferred Stock. The 72,000 shares of new Series A Preferred Stock issued to Dutchess have a par value of $1.00 per share and a $25 liquidation preference. The shares are restricted as to resale. The shares pay a dividend of 1% per annum of the par value per share in cash or in Series A Preferred Stock. Holders will have a vote on any matters affecting the Series A Preferred Stock. The shares are convertible at any time into the Company’s Common Stock at 41.66 shares of Common Stock per share of Preferred Stock (fully converted, 3,001,680 shares of Common Stock). The Company can force conversion of Preferred Stock not to exceed 4.99% of total Common Stock outstanding if the 10-day moving average closing price per share of the Company’s Common Stock shall exceed $.50 per share. Holders also had a right to “put” their shares to the Company.   As of December 31, 2010, the Company has satisfied one of three requests to repurchase 600 shares of Preferred Stock and the balance of Preferred shares issued and outstanding to Dutchess is 71,400. On February 15, 2011 Dutchess agreed to a modification of the Debt Conversions Agreement changing the terms and conditions of the “put” as follows:
a)
Through the last quarter of 2010, during any calendar quarter not to exceed fifteen thousand dollars ($15,000) per quarter payable monthly at the lesser of 1) $3,000 per month or 2) six percent (6%) of Net Operating Income;

b)
Through the last quarter of 2011, during any calendar quarter not to exceed twenty five thousand dollars ($25,000) per quarter payable monthly at the lesser of 1) $3,000 per month or 2) six percent (6%) of Net Operating Income;

c)
After 2011, during any calendar quarter not to exceed thirty five thousand dollars ($35,000) per quarter payable monthly at the lesser of 1) $3,000 per month or 2) six percent (6%) of Net Operating Income;

“Net Operating Income” for purposes of this section shall mean the net operating income of the Company determined in accordance with generally accepted accounting principles and as reported on the Company filings with the U.S. Securities and Exchange Commission.

During 2009, the Company issued several one-year convertible promissory notes totaling $375,000, bearing simple interest of 8% per annum.  The balance of this debt at December 31, 2010 is $200,000. These notes are currently in default.

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

As of April 10, 2010, the Company issued to Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P., a four-year promissory note in the amount of $2,750,000 bearing simple interest of 5% per annum (the "Substitute Note"). The Substitute Note was in substitution for previous existing indebtedness that was in default. The balance of principal and interest due on the Substitute Note at June 30, 2010 was $2,742,901. The Substitute Note was cancelled as of August 23, 2010 in favor of two separate notes, each in the principal amount of $1,375,000, payable separately to each of Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. and due in full January 10, 2016. Each note contains an identical revised monthly principal repayment schedule in monthly installments of $7,500, beginning February, 2011, increasing to $10,000 April 10, 2011, $15,000 July 10, 2011 and $25,000 October 10, 2011. Interest is payable on the 10th day of each month at 5% per annum but any interest payment may be deferred until maturity at a 10% per annum rate.

Through June 30, 2010, the Company issued several one-year convertible promissory notes totaling $155,500, bearing simple interest of 8% per annum.  The balance of this debt at December 31, 2010, is $30,000. This note is currently in default.

In 2010, the Company obtained options to purchase  2,228,952 shares of its Common Stock at $0.125 per share from two former Board members. The stock was to be used  to satisfy other obligations of the Company to issue stock..  As of December 31, 2010, the Company has utilized 928,952 shares of the 2,228,952 available. The Company exercises the options and purchases the stock with  two year, 5.5% convertible notes. At the stated maturity of the notes, the holders have the option to have their notes satisfied with cash or convert them back into common stock The two shareholders currently hold signed notes from the Company totaling $278,619 for the full value of the stock. The Company is not carrying the full balance of the notes  on its books but rather a portion of this calculated based on the number of shares that have been used resulting in gross notes payable totaling $116,119 which are reflected on the Company’s balance sheet. Interest has been partially prepaid on the notes.

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

Commitments and Contingencies

Operating Leases

We lease office space and equipment under various operating lease agreements which terminate on various dates through 2015.  Rent expense amounted to $426,225 and $421,387 during 2010 and 2009, respectively.

Capital Leases

None

Contractual Obligations

The following represents the contractual obligation and commercial commitments as of December 31, 2010.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$6,339,108	$3,939,108	$2,400,000	$0
Operating Leases	1,613,879	397,820	1,122,516	93,543
License Agreements	300,000	300,000	0	0
Total	$8,252,987	$4,636,928	$3,522,516	$93,543

In 2010, the Company obtained options to purchase  2,228,952 shares of its Common Stock at $0.125 per share from two former Board members. The stock was to be used  to satisfy other obligations of the Company to issue stock..  As of December 31, 2010, the Company has utilized 928,952 shares of the 2,228,952 available. The Company exercises the options and purchases the stock with  two year, 5.5% convertible notes. At the stated maturity of the notes, the holders have the option to have their notes satisfied with cash or convert them back into common stock The two shareholders currently hold signed notes from the Company totaling $278,619 for the full value of the stock. The Company is not carrying the full balance of the notes  on its books but rather a portion of this calculated based on the number of shares that have been used resulting in gross notes payable totaling $116,119 which are reflected on the Company’s balance sheet. Interest has been partially prepaid on the notes.

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

On September 25, 2009 Mr. Spatorico became a Director of the Company and on February 25, 2010 he became acting President and Chief Executive Officer. Mr. Spatorico’s stock was subject to an escrow agreement by the terms of which he was to receive all of the stock out of escrow no later than September 1, 2011. On August 5, 2010 the escrow terminated in settlement of certain pending litigation and the 9,000,000 shares were transferred to The Spatorico Family Blind Trust established by Mr. Spatorico.

At December 31, 2010, the Company has outstanding notes payable totaling $378,000 to Derrick Spatorico that are in default.

In November, 2009 and January, 2010, the Company entered into two seperate notes with two former Board members and current shareholders. The company issued the notes in exchange for the pledged securities of LPHC common stock held by these shareholders to be used for settlement of debt with various note holders of the company as needed. The notes are not reflected on the Company's financial statements however would become effective

Use of Our Assets

     None

Recently Issued Accounting Pronouncements

Codification
In June 2009, the FASB codified existing accounting standards.  The FASB Accounting Standards Codification (ASC) is the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards.  All ASC content carries the same level of authority and anything outside of the ASC is non-authoritative.  The Company adopted the new guidance for the years ended December 31, 2010 and 2009, which changed the way the Company references accounting standards.

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements currently in effect or in effect during the year ended December 31, 2010, including but not limited to any guarantee contracts that has the characteristics defined in paragraph 3 of FASB Interpretation No. 45 (November 2002), as amended; any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement, any obligation that could be accounted for as a derivative instrument, or any obligation arising out of a variable interest (as referenced in FASB Interpretation No. 46, as amended).

Item 7 - Financial Statements

        Our financial statements as of and for the twelve months ended December 31, 2010 and December 31, 2009 are set forth in the section of this Annual Report beginning on page F-1.

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

 Our management, including the Chief Financial Officer and Chief Executive Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the standards and framework established by the Committee of Sponsoring Organizations of the Treadway Commission, COSO.  Based upon the evaluation performed it was concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

 Based on our evaluation for the period ended December 31, 2010, our Chief Executive Officer has concluded that at the end of this reporting period we have identified matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No.  2) in our  internal  controls  over  financial reporting. It is concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time.

 The material weakness relate to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Based on the evaluation performed, disclosure controls and procedures were not effective for the twelve months ended December 31, 2010.

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

Changes In Internal Control Over Financial Reporting

 There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 Following the twelve months ended December 31, 2010, we will begin to take specific actions to remediate the reportable conditions and material weaknesses, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties, and the engagement of a permanent Chief Financial Officer.  We intend to continue to further strengthen our controls and procedures regarding the closing process over the next twelve months.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth specific information regarding our executive officers and directors as of April 13, 2011 .

Executive Officers and Directors	Age	Positions
Richard L. Pyle	66	Director, Governance Committee Chairman, Audit Committee Member
Patrick Murphy	57	Director and Secretary
James Ahern	70	Director, Compensation Committee Chairman
George Isaac	66	Director, Audit Committee Chairman, Compensation Committee Member
Anthony Spatorico	70	Director
Ronald Lifton	52	Director, Chief Executive Officer, President
Brian McHugh	53	Chief Financial Officer, Treasurer
Kenneth Kaiser	55	Executive Vice President, Chief Risk Officer

Current Directors and Officers

Richard L. Pyle, Director, (66) is currently a commercial real estate investor and has held executive or management positions over the past thirty years at companies such as Spencer Products Inc, AMG Industries and Procter and Gamble. Mr. Pyle owned his own manufacturing business in Worcester, MA.  He was a former Professor of Management at the University of Massachusetts—Boston, during which he also worked as a management consultant.  In addition to his extensive career, Mr. Pyle continues to serve on the boards of the Worcester Salvation Army, Becker College (Vice Chair), the Worcester Youth Center, and previously the Boys and Girls Club of Worcester, the Manufacturing Assistance Center, and Jeremiah’s Inn.  Mr. Pyle  has  a  PhD  in  Business Administration  from the University of Massachusetts, an  MBA  from  the  University  of  Michigan, and a BA in Physics from the University of Louisville. Mr. Pyle is currently a LocatePlus Holdings Board member who sits on the Audit Committee, and is Chairman of the Governance Committee and Nominating Committee.

Mr Pyle has the following degrees: University. of Louisville—BA Physics, 1962-1966 University. of Michigan—MBA, 1966-1968 Universiy. of Massachusetts—PHD, 1976-1980

Patrick F. Murphy, Secretary and Director, (57), has practiced law in Massachusetts for more than twenty years.   He attended the University of Massachusetts at Boston from 1972 to 1976 where he earned his B.A.  in Political Science and Sociology.   He attended the Harvard Law School from 1984 to 1987 earning his J.D

 James Ahearn, Director, (70) is currently serving as a Director and Compensation Committee Chairman.  He is the Chairman and CEO of Phoenix Gaming and Entertainment, LLC, a casino management and development group.  He was previously Chief Operating Officer of the company and its predecessor, The Tracy Group.  The company focuses on work-out strategies, development of management and marketing strategies, and ground up development for a variety of clients.  Prior to these positions Mr. Ahearn had extensive experience in executive management in a variety of areas including over 30 years experience with the Federal Bureau of Investigation, where he served as the highest level field executive for his last 17 years.

He holds an undergraduate degree in Management/Marketing from St. John’s University, Queens, N.Y. (1962) and completed a Masters level program with the University of Nevada, Reno in Executive Management.(1995)

He is a former member of the International Association of Chiefs of Police and is currently involved in numerous charitable organizations serving wounded veterans and the families of deceased members of the Armed Forces

George Isaac, Director and Audit Committee Chairman, (66) Director and Audit Committee Chairman, a Massachusetts Certified Public Accountant and is affiliated with the  Massachusetts  Board  of  Certified  Public  Accountants  and  the American Institute  of  Certified Public Accountants. He is experienced in all areas of  financial  management  having  practiced  as  a  CPA  for  25 years within a financial  career  that  reaches  back  nearly 40 years. His experience includes management,  business  consulting,  budgeting,  managerial  accounting,  risk management,  internal  controls,  tax advice and preparation, financial planning and  reporting,  audit  functions, banking functions, and all treasury functions including  SEC  compliance. Specifically, his current practice involves services as  a  consulting  CFO.  In  the past he has served as CFO for a publicly traded company,  a  managing  partner  of  a  public  accounting  firm, and  has  managed a commercial office building. As a board member of a community bank and a publicly traded company he has served as a member and is familiar with the functioning of board audit committees, executive committees, and compensation committees. His experience includes the negotiation of significant expansion and growth credit availability  but  also downsizing to maintain profitability where necessary. He is proficient in Russian and German.  For the past five years Mr. Isaac has served  as  a  consulting  Chief  Financial  Officer  for  several  closely held businesses  in  Massachusetts with responsibility for all financial planning and reporting,  tax  preparation, banking and related treasury functions for each of his  clients.
BSBA Clark University, CPA

Anthony Spatorico, Director, (70) has over 30 years experience as a Senior Executive which include a variety of Technical and Management functions at Eastman Kodak as well as VP of Research and Development at Anchor Continental (Intertape, Inc.).  Most recently, Mr. Spatorico was involved in directing revenue growth and software development of Employment Screening Profiles, Inc. (TruBackgrounds), a pre-employment screening company which was acquired by the Company in 2009. Mr. Spatorico is currently a member of the Board of Directors and sits on the Governance, Nomination, and Compensation Committees.

Ronald Lifton, President, Chief Executive Officer, and Director, (52) has had intensive experience in the analysis, development and negotiation of business  ventures.  Mr. Lifton was the Chief Executive Officer of TRI Holdings, Inc. a company with investments in a multitude of business segments globally.  As President of Lex-Net One Communications, Inc, and Lex-Net One Communications Inc., Cornerpost Division, he built a backroom support system to interface with billing, customer service and accounting systems. Mr. Lifton was one of the key developers of the Cornerpost product, an e-Commerce solution for small and medium sized businesses.  As the President and CEO of International Monetary Exchange System, he was a leading provider of new universal "Stored Value" and "Pre-Paid" payment solutions.  He was a founder and Executive Vice President/Chief Operating Officer of Wireless Network Services, Inc.  (American  Roaming Network),  a wholly-owned  subsidiary of TRI Holdings, Inc., providing denied cellular roaming calls to the cellular industry and the founder and Executive Vice President/Chief Operating Officer of National Communications  Network,  Inc. a provider of  automated  and  operator  assisted telephone calls to the hospitality  industry with services  throughout the U.S., Mexico, Canada, the Caribbean and the Bahamas. Mr. Lifton is currently the Chief Executive Officer and President of LocatePlus Holdings Company and is a member of the Board of Directors. He holds a B.A. in Environmental Design and Urban Planning (1980) from the University of Buffalo.  Mr. Lifton has also taken numerous seminars and classes in various business segments throughout the years and has served on the Board of Directors of other companies in the private and charitable sector.

Brian McHugh, CFO and Treasurer, (53) is a seasoned finance executive with 29 years of global operational, general and financial leadership, he is responsible for leading LocatePLUS’ financial strength.  Prior to LocatePLUS, Mr. McHugh worked as a divisional and interim CFO at NEC, DEC and Bailey’s Irish Cream in Europe. He led teams at Lockheed Martin, Leer Automotive and Revlon as well as small to mid-size entrepreneurial companies in the telecommunications, ”Green” de-manufacturing, construction & development, realty, e-commerce, national retailers and multinational distribution business sectors.

Mr. McHugh holds a Bachelor’s and Master’s degree from Nottingham in England, (1980-82) and holds accounting qualifications with the CPA and FCCA designations.

Kenneth Kaiser, EVP and CRO, (55) As Executive Vice President and Chief Risk Officer, Kenneth Kaiser leads the risk, compliance and privacy functions of the Company and its subsidiaries.  Prior to LocatePLUS, Mr. Kaiser enjoyed a distinguished 27-year career with the Federal Bureau of Investigation retiring from the position of Assistant Director.  As Assistant Director of the Inspection Division Mr. Kaiser ensured compliance and facilitated performance by providing independent evaluations of all FBI divisions and programs both domestically and internationally. As the Assistant Director of the Criminal Investigative Division, Kenneth directed the efforts of over 4,900 special agent resources that provided strategic, operational, investigative, and infrastructure support to all criminal programs.

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

Former Directors and Officers

Christian Williamson, Director and Chairman of the Board of Directors for LocatePlus Holdings Corporation resigned from his position on April 7, 2011.

Derrick Spatorico, a former member of the Board of Directors, ceased to be a member of the Board on May 28, 2010. He also resigned as Acting Chief Executive Officer on the same date.

Bart Valdez, a former member of the Board of Directors, ceased to be a member of the Board on May 28, 2010.

Geoffrey Lee, Interim Chief Executive Officer resigned from his position on February 26, 2010.

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

Except as set forth in the preceding paragraph, and based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required, to our knowledge, all such persons complied with all of the Section 16(a) filing requirements applicable to them with respect to 2010.

Audit Committee

 The Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of our independent auditors, reviews the scope of the audit services provided by our independent accountants, and reviews our accounting practices and internal accounting controls.  George Isaac and Richard Pyle are members of the Audit Committee. George Isaac is the Chairman of the Audit Committee.

Compensation Committee

The Compensation Committee of the Board of Directors reviews and recommends to the Board of Directors the salaries, benefits and stock option grants of all employees, consultants, directors and other individuals compensated by us.  The Compensation Committee also administers our equity compensation plan and other employee benefits plans that we may adopt from time to time. The Chairman of the Compensation Committee is James Ahearn. He is joined on the Committee by George Isaac.

Nominating and Corporate Governance Committee

Pursuant to its written charter, the Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become Board members, consistent with criteria approved by the Board, and recommending that the Board select the director nominees for election at each annual meeting of stockholders. The Nominating and Corporate Governance Committee is also responsible for developing and recommending to the Board a set of corporate governance guidelines applicable to the Company, periodically reviewing such guidelines and recommending any changes thereto, and overseeing the evaluation of the Board and management.  The Chairman of the Nominating and Corporate Governance Committee is Richard Pyle. He is joined on the Committee by Christian Williamson and Anthony Spatorico.

Code of Ethics

The Company adopted a Code of Ethics in May 2004.

Item 10 - Executive Compensation

Summary Compensation Table

The following table sets forth, for 2010,  certain compensation paid by us, including and certain other compensation, to our Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2010 and 2009.(the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Comp ($)	All Other Comp ($)	Totals ($)
Ronald Lifton	2010	76,854	0	26,654	103,508
Chief Executive Officer, President

Brian McHugh	2010	39,406	0	6,754	46,150
Chief Financial Officer, Treasurer

Kenneth Kaiser	2010	58,154	0	12,475	70,629
Executive Vice President, Chief Risk Officer

Geoffrey Lee	2010	67,055	0	5,507	74,462
Former Interim Chief Executive Officer	2009	125,000	39,773	0	164,773

James Fields	2009	49,038	0	0	49,038
Former Chief Executive Officer
Former Acting Chief Financial Officer

Notes:
1.	Salary amounts represent base salary only.
2.	Other compensation costs include consulting salary, and payment for vacation, holidays, and sick days.
3.	No bonuses were paid in the fiscal years in which services were provided.
4.
All Executives joined the Company during 2010 (July 2010 for Mr. Lifton and Mr. McHugh, March 2010 for Mr. Kaiser). Mr. Kaiser was engaged in 2009 as a consultant and his consulting fees are included in the 2009 other comp. number.

5.
Mr. McHugh and Mr. Kaiser deferred part of their salary for 2010. Mr. McHugh took in payment initially $85,000 of his $110,000 salary, and then increased the cash element in Q4 2010 to $100,000. Mr. Kaiser is accruing $45,500 of his agreed $127,500 annual salary. The deferred amount is non-interest bearing.

6.	Mr. Lifton did not receive cash or stock compensation for his services on the Company’s Board.
7.
Under the terms of his employment agreement, Mr. Lifton was to receive $5,400 in the form of an auto allowance in 2010 of which he used $680. In addition, Mr. Lifton was to receive a housing allowance of $5,400 for 2010, of which he used $0

8.	Under the terms of Mr. Lifton’s employment agreement, he is to be awarded stock options in the following fashion:
▪	July 2010: 500,000 stock options on date of hire at the prevailing stock price ($0.07).
▪	July 2011: 500,000 stock options with an option exercise price of $0.20 per unit of stock.
▪	July 2012: 500,000 stock options with an option exercise price of $0.30 per unit of stock.
▪	July 2013: 500,000 stock options with an option exercise price of $0.45 per unit of stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

Director Compensation

Compensation to outside members of the Board for services rendered through December 31, 2010 has not yet been fully distributed. Director compensation for services rendered in 2010 totaled $204,333

Item 11 - Security Ownership of Certain Beneficial Owners and Management

As of the close of business on March 25, 2011, there were 49,980,089 shares of Common Stock issued and outstanding.  There were also unexercised options and warrants issued to purchase shares of Common Stock outstanding on that date.  Of these, 2,991,067 issued shares and 4,613,712 options, warrants, and convertible shares were owned by officers, directors and over 5% stockholders.

 The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 25, 2011, by:

-Each of our directors;
-Each of our executive officers;
-Each person known to us to beneficially own more than 5% of either class of our common stock; and
-All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock underlying options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2010 are deemed outstanding, while such shares are not deemed outstanding for computing percentage ownership of any other person.  To our knowledge, except as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares shown as beneficially owned by such stockholder.  Each of our directors and executive officers can be contacted at 100 Cummings Center, Suite 235M, Beverly, Massachusetts 01915.

	Common Stock
Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
Directors
Christian Williamson**	2,789,299	5.5%
Anthony Spatorico	2,140,664	4.3%
Patrick Murphy	1,401,919	2.8%
James Ahearn	277,560	*
George Isaac	244,227	*

5% or More Shareholders
The Spatorico Family Blind Trust	10,692,753	21.4%
All directors and executive officers as a group (5 persons)	7,418,458	14.8%

*	Less than one percent of outstanding shares.
**	On April 8, 2011, we filed a Form 8-K and reported under item 5.02 that the Board of Directors accepted the resignation of Christian Williamson as Director and Chairman of the Board.

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

Use of Company Cars.
 None

Item 13- Exhibits and Reports on Form 8-K

Reports of Form 8-K – 2010 & 2009

On April 8, 2011, we filed a Form 8-K and reported under item 5.02 that the Board of Directors accepted the resignation of Christian Williamson as Director and Chairman of the Board.

On March 30, 2011, we filed a Form 8-K and reported under item 8.01 that the Company’s senior debt holder, YA Global notified the Company that it had completed the assignment of the Debenture to Gulabtech, LLC.

On March 24, 2011, we filed a Form 8-K and reported under item 8.01 that on March 22, 2011, the Company’s senior debt holder, YA Global notified the Company that it had agreed to assign the Debenture to Gulabtech, LLC, subject to certain unspecified conditions.

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

On August 17, 2009, we filed a Form 8-K and reported under item 1.01 and announced a strategic alliance between the Company and the MindBreeeze Enterprise Search Division of Fabasoft Corporation, Needham, Massachusetts, a leading provider of enterprise content management solutions. The strategic alliance enables the two companies to market and deliver a sophisticated public records search solution – Mindbreeze PR (Mindbreeze Public Records) that seamlessly connects users to the critical background information they need – from sources both inside and outside the enterprise firewall.

On June 1, 2009, we filed a Form 8-K and reported under item 1.01 and announced  a confidential settlement agreement with James Fields, former Chief Executive Officer and President.  The agreement resolves all issues between the Company and Mr. Fields concerning previously disclosed litigation.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
During 2010, our principal accountant, Livingston & Haynes, P.C. (L&H) billed $120,500 in connection with the audit of our annual financial statements and the review of our quarterly financial statements.

Tax Fees
During 2010, L&H billed us $15,250 for tax related services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATEPLUS HOLDINGS CORPORATION

      /s/ Ronald Lifton
Ronald Lifton, President, Chief Executive Officer

          April 14, 2011

Independent Auditors' Report

To the Stockholders and Board of Directors of
LocatePLUS Holdings Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheet of LocatePLUS Holdings Corporation as of December 31. 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2010 and December 31, 2009, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, We conducted our audit in accordance with the standards of the Public company Accounting oversight Board (united states).

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

As discussed in Note 19 to the financial statements, former officers of LocatePLUS Holdings Corporation and its subsidiaries have been indicted by the Department of Justice alleging the issuance of fraudulent financial statements for the years ended December 31, 2006 and 2005. The a11eged fraudulent transactions may have resulted in a misstatement of approximately $650,000 between retained earnings and additional paid-in capital that is reflected in the current consolidated balance sheets and consolidated statements of equity (deficit). LocatePLUS Holdings Corporation does not have reliable records of the related transactions and we have not been able to satisfy ourselves through other means as to the proper recording of certain transactions.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the transactions referred to in the paragraph above, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LocatePLUS Holdings Corporation and its subsidiaries as of December 31,2010, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2010, and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2010 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/LIVINGSTON & HAYNES, P.C.
Livingston & Haynes, P.C.
Wellesley, Massachusetts

April 13, 2011

LocatePLUS Holdings Corporation
Consolidated Condensed Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$207,912	$53,546
Accounts receivable, net	836,943	760,933
Prepaid expenses and other current assets	33,854	3,017

Total current assets	1,078,709	817,496

Property and equipment, net	28,585	68,371
Intangible Assets	0	24,584
Goodwill	998,413	998,413
Other assets	104,028	100,468

Total assets	$2,209,735	$2,009,332

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,692,646	$1,370,805
Accrued expenses	2,043,986	3,992,513
Deferred revenue	294,679	284,360
Notes Payable	609,999	148,000
Convertible notes payable	3,329,109	3,288,419

Total current liabilities	7,970,419	9,084,097

Long term convertible notes payable	2,400,000	119,565
Shares subject to mandatory redemption	1,785,000	1,800,000

Total liabilities	12,076,800	11,003,662

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred Stock , $1.00 par value, 1,000,000 shares authorized and
71,400 and 72,000 shares issued and outstanding at December 31, 2010 and 2009 respectively	-	-
Common Stock , $0.01 par value, 50,000,000 shares authorized,
49,980,089 shares issued and outstanding at December 31, 2010 and 2009 respectively	499,801	499,937
Additional paid-in capital	41,279,759	39,206,050
Warrants	3,094,436	3,627,194
Shares pending issuance	0	900,000
Accumulated deficit	(54,819,679)	(53,227,511)

Total stockholders’ equity	(9,945,683)	(8,994,330)

Total liabilities and stockholders’ equity	$2,209,735	$2,009,332

The accompanying notes are an integral part of these audited consolidated financial statements.
See accompanying notes and independent auditor's report

LocatePLUS Holdings Corporation
Consolidated Statements of Operations

	For the twelve months ended December 31,
	2010	2009

Revenue	$7,892,377	$7,260,952

Cost of Revenue	2,734,030	1,760,298

Gross Profit	$5,158,347	$5,500,654

Operating expenses:
Sales and marketing	758,751	1,179,221
General and administrative	4,951,159	4,998,011
Research and development	0	29,645

Total operating expenses	$5,709,910	$6,206,877

Operating loss	(551,562)	(706,223)

Other income (expense):
Interest expense	$(839,796)	$(514,714)
Other income	4,698	4,466
Finance related expenses	(222,335)	(294,765
Gain on Fixed Assets	1,828	0
Loss on termination of research and development project	0	(586,334
Gain on extinguishment of debt	0	127,000
Loss on permanent impairment of investment	0	(875,000

Net loss	$(1,607,168)	$(2,845,570)

Basic and diluted net loss per share	$(0.03)	$(0.06)

Shares used in computing basic and diluted net loss per share	49,992,003	44,445,410

The accompanying notes are an integral part of these audited consolidated financial statements.
See accompanying notes and independent auditor's report

LocatePLUS Holdings Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)
					Additional	Warrants			Total
	Common stock			Share Pending	paid-in		Impairment	Accum	stockholders’
	Shares	Amount		Issuance	capital		on assets	deficit	equity (deficit)
Balance at December 31, 2008	23,795,527	$237,955	$		$39,395,136	$3,627,194	$(873,500)	$(50,380,985)	$(7,994,200)

Issuance of shares	26,198,190	261,982			(189,086)	-		(956)	71,940
									-
Services performed for Stock									-
Adjustment to impairment							873,500		873,500
Shares Pending Issuance				900,000					900,000
Net loss for the twelve months ended December 31, 2009								(2,845,570)	(2,845,570)
Balance at December 31, 2009	49,993,717	499,937		900,000	39,206,050	3,627,194	0	(53,227,511)	(8,994,330)

Issuance of shares	(13,628)	(136)			2,073,709	(532,758)			1,540,815
									-
Shares Pending Issuance				(900,000)					(900,000)
Consolidation Elimination Reclass								15,000	15,000
Net loss for the twelve months ended December 31, 2010								(1,607,168)	(1,607,168)
Balance at December 31, 2010	49,980,089	$499,801		$0	$41,279,759	$3,094,436	$0	$(54,819,679)	$(9,945,683)

The accompanying notes are an integral part of these audited consolidated financial statements.
See accompanying notes and independent auditor's report

LocatePLUS Holdings Corporation
Consolidated Statements of Cash Flows
	For the year ended December 31, 2010	For the year ended December 31, 2009
Cash flows from operating activities:
Net loss	$(1,607,169)	$(2,845,570)
cash used in operating activities:
Depreciation and amortization	64,535	101,613
Gain / Loss on termination of property and equipment	(1,828)	459,334
Provision for doubtful accounts	5,919	(7,000)
Interest expense related to warrants issued with debt	57,398	345,457
Loss on investment		(1,500)
Loss on permanent impairment of investment		875,000
Services performed in exchange for stock	28,803
Changes in assets and liabilities:
Accounts receivable	(81,929)	(242,968)
Prepaid expenses and other assets	(30,837)	250,634
Accounts payable	321,838	331,490
Accrued expenses	1,285,143	449,595
Deferred revenue	10,319	(22,516)
Other assets	16,740	(21,004)

Net cash provided (used by) by operating activities	68,934	(327,435)

Cash flows from investing activities:
Purchases of property and equipment		(40,837)
Proceeds from sale of property and equipment	1,828

Net cash provided (used) in investing activities	1,828	(40,837)

Cash flows from financing activities:
Repayment of debt	(49,098)	(20,647)
Proceeds from issuance of debt	162,500	350,000
Payments of shares subject to mandatory redemption	(15,000)
Financing fees on issuance of debt	(14,799)	0

Net cash provided in financing activities	83,603	329,353

Net increase (decrease) in cash and cash equivalents	154,365	(38,919)

Cash and cash equivalents, beginning of period	53,546	92,465

Cash and cash equivalents, end of period	$207,912	$53,546

Cash paid for income taxes	0	0
Cash payments for interest	18,024	133,645

Reclassification of accrued liability	2,750,000
Note obtained for ownership rights of equity	278,619
Conversion of payable to debt	20,000	75,000
Payment of obligations with equity	119,939
Payment on notes payable with equity	295,500	85,062
Acquisition of Goodwill		(998,413)
Shares pending issuance		900,000

The accompanying notes are an integral part of these audited consolidated financial statements.
See accompanying notes and independent auditor's report

LocatePLUS Holdings Corporation
Notes to Consolidated Financial Statements

Liquidity and Operations

1.           Nature of Operations

LocatePLUS Holdings Corporation
The Company owns and operates subsidiary companies that provide various types of public and private data to business and credentialed clients throughout the United States. The Company provides accounting, finance, legal, risk management, information technology, strategy analysis, sales and marketing, operations and management services in various forms to its subsidiary companies. LPHC, through itself and its wholly-owned subsidiaries LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation, Dataphant, Inc., Metrigenics, Inc., and Employment Screening Profiles, Inc. d/b/a TruBackgrounds are business-to-business, business-to-government and business-to-consumer providers of public information via our proprietary data integration solutions.

2.           Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LocatePLUS Corporation, Worldwide Information, Inc., Entersect Corporation, Dataphant, Inc., Metrigenics, Inc., and Employment Screening Profiles, Inc. d/b/a TruBackgrounds .  All intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections, when deemed necessary.

Property and Equipment

Property and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.  When items of property or equipment are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in the results of operations.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets as follows:

Estimated Useful Lives
Software, vehicles, and equipment	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Over the lease term

The modified accelerated cost recovery system is used for federal income tax purposes.

Intangible Assets
Intangible assets consist of deferred financing and goodwill.

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

Goodwill

The Company has elected to account for goodwill resulting from the acquisition of assets, in accordance with FASB ASC 350-45 “Accounting for Goodwill and Intangible Assets”, which prohibits the amortization for goodwill since it has an indefinite life. The statement requires that goodwill be tested for impairment on an annual basis. If goodwill is impaired, an impairment loss will be recognized and charged against earnings in the year in which goodwill becomes impaired. There was no impairment for the years ended December 31, 2010 or 2009. However, for tax purposes, goodwill is being amortized ratably over a fifteen-year period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, as set forth in accounting principles generally accepted in the United States of America.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates.  These temporary differences primarily relate to the accumulating of net operating losses to offset future taxable income as well as tax to book differences between stock based compensation, reserves for bad debt, and investment losses and other timing differences in recognition of expenses for tax and book purposes.  Valuation allowances are established, if necessary, to reduce a deferred tax asset to the amount that will more likely than not be realized.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. There are no uncertain tax benefits that have been recognized in the accompanying financial statements.  Each of the tax years in the three-year period ended December 31, 2010 remains subject to examination by the Internal Revenue Service.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits (if any) in income tax expense. No such interest and penalties have been accrued as of December 31, 2010 and 2009.

Sales Tax
The sales taxes charged by the Company to customers are presented in the financial statements on a net basis and, accordingly, excluded from revenues and costs.

Revenue Recognition

The Company derives its revenue by providing access to public information such as names, addresses, phone number, bankruptcies, real estate transactions and motor vehicles and background check services. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The product or service has been provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Throughout our various subsidiary product lines, the majority of revenue is recognized on a monthly basis for search results which are delivered over the internet under the terms of customer agreements. Some products are developed specifically for law enforcement which are typically billed and prepaid on an annual basis at a fixed rate. For these agreements, revenue is recognized appropriately throughout the term of the agreement per accepted GAAP procedures.

Advertising Expenses
It is the Company’s policy to expense advertising and marketing costs as incurred.

Costs of Revenues and Software Development Costs

Costs of revenues consist primarily of costs for data acquisition, materials and expenses associated with compact disks and costs for license agreements related to data acquisition, software development and maintenance costs.

Software development costs are charged to operations as incurred, as they relate to ongoing maintenance of data and the Company’s websites.  The Company evaluates certain software development costs for capitalization in accordance with the FASB Accounting Standards Codification (ASC).  Costs incurred relating to the Company’s own personnel and outside consultants who are directly associated with software developed for internal use may be capitalized.  Costs eligible for capitalization under FASB Accounting Standards Codification (ASC) have been immaterial to date.

Stock Compensation Plans

The Company accounts for its stock-based compensation in conformity with accounting principles generally accepted in the United States of America which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  In connection with valuing stock options, the Company utilizes the Black-Scholes model, which requires certain subjective assumptions.  The key assumptions include the expected volatility of the Company’s stock, term of the award and expected forfeiture rate.  Valuation assumptions are reviewed periodically and, as a result, may lead to a significant change in the expense recognized in connection with share-based payments and may change the valuation assumptions used to value share-based awards granted in future periods. No stock-based compensation expense was recognized in the income statement for the years ended December 31, 2010 and 2009. There are currently no options granted under the Company’s stock-based employee compensation plans.

The Company has elected to use the Black-Scholes option valuation model, which incorporates various assumptions including volatility, expected life, and interest rates. The assumptions used for the years ended December 31, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	For the twelve months ended
	December 31
	2010	2009
Expected life	6 years	6 years
Volatility	33%	31%
Risk free interest rate	0.45%	0.45%
Dividend yields	-	-
Weighted-average fair value of options granted during the period	-	-

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

Preferred Stock

The Company applies the guidance enumerated in ASC Topic No. 480, “Distinguishing Liabilities from Equity” and “Classification and Measurement of Redeemable Securities”, when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value.  The Company issued Series A Preferred Stock on November 4, 2009, which is mandatorily redeemable and therefore is classified as a liability as of December 31, 2010 and 2009.

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

Fair Value

The carrying amounts of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, current portions of capital lease obligations, current portion of notes payable and convertible notes payable approximate fair value because the best valuation for them is the use in the business and the short maturity of those instruments.

Recent Pronouncements

Codification

In June 2009, the FASB codified existing accounting standards.  The FASB Accounting Standards Codification (ASC) is the source of authoritative accounting principles generally accepted in the United States of America (GAAP) recognized by the FASB and supersedes all existing non-SEC accounting and reporting standards.  All ASC content carries the same level of authority and anything outside of the ASC is non-authoritative.  The Company adopted the new guidance for the years ended December 31, 2010 and 2009, which changed the way the Company references accounting standards.

3.	Accounts Receivable, Trade

Trade accounts receivable are presented net of an allowance for doubtful collections of $100,918 at December 31, 2010 and $95,000 at December 31, 2009.  In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

4.	Property and Equipment
Property and equipment consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009

Equipment	$ 4,638,081	$ 4,638,081
Vehicles	22,343	22,343
Software (see note below)	332,587	332,587
Furniture and fixtures	389,783	389,783
Leasehold improvements	624,142	624,142
	6,006,936	6,006,936
Less accumulated depreciation and amortization	5,978,351	5,938,565
Property and equipment, net	$ 28,585	$ 68,371

Depreciation and amortization expense was $39,786 and $101,613 for the years ended December 31, 2010 and 2009, respectively.

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

5.	Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009

Prepaid Insurance	$ 29,354	$ -
Other	4,500	3,017

Total	$ 33,854	$ 3,017

6.	Intangible Assets
Intangible assets consist of the following at December 31,

	December 31,
	2010	2009

Deferred financing costs	$295,000	$295,000
Less: accumulated amortization	$295,000	$270,416
	0	0

Amortization expense for the years ended December 31, 2010 and 2009 were $24,584 and $101,613 respectively.

Future amortization expense for the next five years is:

2011	$ 0
2012	$ 0
2013	$ 0
2014	$ 0
2015	$ 0

7.	Other Assets
Other assets consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009

Security Deposits	101,000	100,468
Other	3,028	0

Total	$ 104,028	$ 100,468

8.	Accrued Expenses
Accrued expenses consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009

Interest	$ 1,181,051	$ 3,233,902
Legal settlements	190,193	292,351
Board of Director fees	196,936	210,049
Accounting fees	97,250	91,000
Corporate taxes	65,017	0
Accounts payable	62,845	0
Payroll	233,275	165,211
Other	17,419	0

Total	$ 2,043,986	$ 3,992,513

9.	Notes Payable

During 2003, the Company issued subordinated promissory notes in the amount of $2.3 million, bearing simple interest ranging from 10% and 12% per annum.  In 2007, the terms of these notes were re-negotiated and now bear interest ranging from 19% to 30%. As of December 31, 2010 and 2009, the balance including interest on these notes of $112,000 remained unpaid and the notes are classified as demand.

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.   The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures matured on the third anniversary of the date of issuance and are now in default. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314, now $.057 per share due to the default.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.  The Company was engaged in negotiations toward a restructuring of this indebtedness.

 At December 31, 2010 and 2009, the balance of the debt on the Corporate books was $2,712,990 and $2,750,000 respectively.

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

On December  11,  2007,  the Company received a letter dated December 6, 2007 ( the "Notice Letter"), from  YA  Global  Investments,  L.P.,  (formerly  known  as Cornell Capital Partners,  L.P.)  notifying  the  Company  of certain Events of Default under the Secured  Convertible  Debenture  dated  March  20,  2007  of  the  Company  (the "Debenture").  As a result of this default, the entire note has been re-classified as short term. The Company was engaged in negotiations toward a restructuring of this indebtedness.

On March 21, 2011, YA Global Investments, L.P. notified the Company that it had agreed to assign the debenture to Gulabtech, LLC., an unrelated third party, subject to certain unspecified conditions. On March 30, 2011, YA Global Investments, L.P. advised the Company that it had completed the assignment to Gulabtech, LLC.

On June 1, 2010, the Company agreed to the cancellation of series A- E of the 5-year warrants held by YA Global Investments, L.P to purchase a total of 9,836,701 shares of the Company’s Common Stock. The cancellation was in exchange for 300,000 shares of Common Stock.

On December 30, 2009, all indebtedness to Dutchess Private Equities Fund, Ltd. (“Dutchess”) was settled through the issuance of 72,000 shares of Preferred Stock. The 72,000 shares of new Series A Preferred Stock issued to Dutchess have a par value of $1.00 per share and a $25 liquidation preference. The shares are restricted as to resale. The shares pay a dividend of 1% per annum of the par value per share in cash or in Series A Preferred Stock. Holders will have a vote on any matters affecting the Series A Preferred Stock. The shares are convertible at any time into the Company’s Common Stock at 41.66 shares of Common Stock per share of Preferred Stock (fully converted, 3,001,680 shares of Common Stock). The Company can force conversion of Preferred Stock not to exceed 4.99% of total Common Stock outstanding if the 10-day moving average closing price per share of the Company’s Common Stock shall exceed $.50 per share. Holders also had a right to “put” their shares to the Company.   As of December 31, 2010, the Company has satisfied one of three requests to repurchase 600 shares of Preferred Stock and the balance of Preferred shares issued and outstanding to Dutchess is 71,400. On February 15, 2011 Dutchess agreed to a modification of the Debt Conversions Agreement changing the terms and conditions of the “put” as follows:
a)
Through the last quarter of 2010, during any calendar quarter not to exceed fifteen thousand dollars ($15,000) per quarter payable monthly at the lesser of 1) $3,000 per month or 2) six percent (6%) of Net Operating Income;

b)
Through the last quarter of 2011, during any calendar quarter not to exceed twenty five thousand dollars ($25,000) per quarter payable monthly at the lesser of 1) $3,000 per month or 2) six percent (6%) of Net Operating Income;

c)
After 2011, during any calendar quarter not to exceed thirty five thousand dollars ($35,000) per quarter payable monthly at the lesser of 1) $3,000 per month or 2) six percent (6%) of Net Operating Income;

“Net Operating Income” for purposes of this section shall mean the net operating income of the Company determined in accordance with generally accepted accounting principles and as reported on the Company filings with the U.S. Securities and Exchange Commission.

During 2009, the Company issued several one-year convertible promissory notes totaling $375,000, bearing simple interest of 8% per annum.  The balance of this debt at December 31, 2010 is $200,000. These notes are currently in default.

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

As of April 10, 2010, the Company issued to Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P., a four-year promissory note in the amount of $2,750,000 bearing simple interest of 5% per annum (the "Substitute Note"). The Substitute Note was in substitution for previous existing indebtedness that was in default. The balance of principal and interest due on the Substitute Note at June 30, 2010 was $2,742,901. The Substitute Note was cancelled as of August 23, 2010 in favor of two separate notes, each in the principal amount of $1,375,000, payable separately to each of Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. and due in full January 10, 2016. Each note contains an identical revised monthly principal repayment schedule in monthly installments of $7,500, beginning February, 2011, increasing to $10,000 April 10, 2011, $15,000 July 10, 2011 and $25,000 October 10, 2011. Interest is payable on the 10th day of each month at 5% per annum but any interest payment may be deferred until maturity at a 10% per annum rate.

Through June 30, 2010, the Company issued several one-year convertible promissory notes totaling $155,500, bearing simple interest of 8% per annum.  The balance of this debt at December 31, 2010, is $30,000. This note is currently in default.

In 2010, the Company obtained options to purchase  2,228,952 shares of its Common Stock at $0.125 per share from two former Board members. The stock was to be used  to satisfy other obligations of the Company to issue stock..  As of December 31, 2010, the Company has utilized 928,952 shares of the 2,228,952 available. The Company exercises the options and purchases the stock with  two year, 5.5% convertible notes. At the stated maturity of the notes, the holders have the option to have their notes satisfied with cash or convert them back into common stock The two shareholders currently hold signed notes from the Company totaling $278,619 for the full value of the stock. The Company is not carrying the full balance of the notes  on its books but rather a portion of this calculated based on the number of shares that have been used resulting in gross notes payable totaling $116,119 which are reflected on the Company’s balance sheet. Interest has been partially prepaid on the notes.

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

The amounts of aggregate annual principal installments for each of the five years succeeding December 31, 2010 are as follows:

Year Ending December 31,

2011  $350,000
2012    600,000
2013    600,000
2014    600,000
2015    600,000

10.	Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under various non-cancelable operating lease agreements which terminate on various dates through 2015.  Rent expense amounted to $426,225 and $421,387 during 2010 and 2009, respectively.

Future minimum payments under non-cancelable operating leases are as follows:

Year ending December 31,
2011	397,820
2012	374,172
2013	374,172
2014	374,172
2015	93,543
Total	$ 1,613,879

Capital Leases
As of December 31, 2010, no balance remained due on capital leases.

Contractual Obligations

The Company obtains its data from multiple sources and has entered into various license agreements with the related data providers.  In 2010 and 2009, the Company recorded $2,326,925 and $1,760,299 respectively in costs related to these agreements.  In the event that any of the primary sources of data are no longer available to the Company, management believes that it would be able to integrate alternate sources of data without significant disruption to the business or operations, as there are currently a number of providers of such data.  The Company is required to make minimum payments under these agreements as follows:

The following represents the contractual obligation and commercial commitments as of December 31, 2010.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-Term Debt including current portion	$6,399,608	$3,999,608	$2,400,000	$0
Operating Leases	1,613,879	397,820	1,122,516	93,543
License Agreements	300,000	300,000	0	0
Total	$8,313,487	$4,697,428	$3,522,516	$93,543

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

Legal Proceedings

A claim was filed in Essex County Superior Court in Massachusetts on June 17, 2010 in the matter of Dun & Bradstreet v. LocatePLUS Holdings Corporation C.A.NO.ESCV2009-02421-D for $100,000. This suit involved the balance due for services rendered, plus interest from June 2006. The Company is in the process of completing discovery and is in discussions with the plaintiffs as to the settlement of this litigation.

As a result of a Litigation filed in Dallas County, Texas on May 22, 2009 in the matter of E -Backgroundchecks.com, Inc.  (BGC) v. LocatePLUS Holdings Corporation C.A.NO.CC-09-03539-E a judgment for $55,158.75 was entered.  The suit involved the failure of LocatePLUS to make payments for services provided by BGC.    The Company has settled on this judgment and begun the process of paying down the remaining balance of $20,286.04.

As a result of the settlement over the Company’s indebtedness to Dutchess Private Equities Fund, Ltd. (”Dutchess”) as of December 31, 2009, Dutchess agreed to place 19,866,461 shares of Common Stock of the Company issued to it by the Company in early 2009 in conversion of indebtedness (the “Dutchess Shares”) into escrow, pending the resolution of ongoing litigation between the Company and its former CEO James Fields (“Fields”) over the Shares. Fields had claimed an ownership interest in the Shares by purchase.  Fields renounced his claims to all the Dutchess Shares (except for 250,000 Shares retained in the escrow) on May 17, 2010 as part of a settlement of this litigation. The vast majority of the Dutchess Shares have been  re-allocated after being released from escrow in order to satisfy pre-existing obligations. An amount remains to continue to satisfy other pre-existing obligations.

“On November 16, 2009, an execution was obtained against LocatePlus Holdings Corporation in a lawsuit styled Thomas Nolan v. LocatePlus Holdings Corporation, in the Essex County Superior Court in Massachusetts, C.A. No. ESCV2006-02125, in the amount of $160,269.  The execution was in connection with a default judgment entered against the Company on January 11, 2007.  The default judgment was appealed by the Company on or about April 1, 2009, and the appeal was subsequently dismissed on June 25, 2009.  A payment of $15,000 was made in 2010 reducing the principal balance  by that amount.  On May 7, 2010, Thomas Nolan filed a second complaint styled as, Thomas Nolan v. LocatePlus Holdings Corporation in the Essex Superior Court in Massachusetts, C.A. No. ESCU 2010-00961 seeking the appointment of a receiver. The motion seeking appointment of a receiver was denied.  The Company is actively engaged in payment discussions on the underlying judgment.

A class action suit,  Sharon Taylor, et al. v. Biometric Access Company, et al., was brought in the US District Court for the Eastern District of Texas, C.A. No. 2:07-CV-00018.  The matter is styled as a suit brought by the plaintiff class against a group of defendant companies, including the Company,  under the Driver Privacy Protection Act, 18 USC §2721 et seq.  The defendants filed a joint Motion to Dismiss which was granted by the Court.  The plaintiff class filed an appeal of the dismissal of the case, which was denied.

A similar class action suit,  Sam Wiles, Carol Watkins, Jackson Wills and Sarah Smith, Individually and on behalf of all others Similarly Situated, is pending in the US District Court for the Western District of Missouri, C.A. No. 09-4164-CV-C-NKL.  The matter is styled as a class action suit brought by the plaintiff class against the Company, alleging a violation of the Driver Privacy Protection Act, 18 USC §2721, et. seq., and is one of several similar actions brought by the class against a number of companies in the same industry as the Company.  The defendants filed a joint Motion to Dismiss which was granted by the Court.  The plaintiff class has not yet filed an appeal of the dismissal.

On June 7, 2007 Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. obtained a judgment in the amount of $1,948,631.18 (including interest and costs) against the Company in the Supreme Court of the State of New York, Index No. 06/6039989, based on amounts owing by the Company under notes issued to the plaintiffs. On October 24, 2007 the plaintiffs obtained a judgment for this amount in the Massachusetts Superior Court, Essex County, Index No. CIV- ESCV2007-01152.  On February 6, 2008 the plaintiffs obtained in the same Court an ex-parte trustee process attachment against all assets of the Company held at TD Bank North, Index No CIV-08-268. This litigation has not been dismissed, satisfied or resolved. Upon payment in full of all principal and accrued interest due pursuant to the notes issued as part of the settlement on August 23, 2010, Special Situations will execute and file a satisfaction of judgment.  Currently we are in default under the notes and renegotiations are ongoing.

On September 2, 2010 an Employment Discrimination civil lawsuit was filed against the Company and certain officers, Sonia Bejjani v LocatePlus Holdings Corporation et al,  Mass. Superior Court, Essex County, Docket No. ESCV2010-01870-B.. On November 3, 2010 the Company answered denying any liability. To date, a Court appearance has not been scheduled.

On October 14, 2010 the U.S. Securities and Exchange Commission filed a civil action against the Company in the United States District Court for the District of Massachusetts, Securities and Exchange Commission v. LocatePlus Holdings Corporation. The Complaint alleges violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The complaint alleges that the Company filed financial statements for the fiscal years 2005 and 2006 which were false and misleading. The action seeks the entry of a permanent injunction prohibiting the Company from engaging in future violations of the cited sections and rules; disgorgement and pre-judgment interest and civil monetary penalties. A motion to stay further proceedings has been filed by one of the parties and is currently pending.

11.	Certain Related Party Transactions

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

On September 25, 2009 Mr. Spatorico became a Director of the Company and on February 25, 2010 he became acting President and Chief Executive Officer. Mr. Spatorico’s stock was subject to an escrow agreement by the terms of which he was to receive all of the stock out of escrow no later than September 1, 2011. On August 5, 2010 the escrow terminated in settlement of certain pending litigation and the 9,000,000 shares were transferred to The Spatorico Family Blind Trust established by Mr. Spatorico.

In November, 2009 and January 2010, The Company entered into two separate notes with two former Board members and current shareholders. The company issued the notes in exchange for the pledged securities of LPHC common stock held by these shareholders to be used for settlement of debt with various note holders of the company as needed.

12.	Income Taxes

Deferred tax assets consist of the following at December 31:

	2010	2009

Net operating loss carry forwards	$ 16,260,000	$ 15,000,000
Stock based compensation	390,000	390,000
Bad debt reserve	36,000	39,0000
Investment loss	5,000	5,000
Gross deferred tax assets	16,691,000	15,434,400

Valuation allowance	(16,691,000)	(15,434,400)
Net deferred tax assets	$ 0	$ 0

The Company has provided a valuation allowance for the full amount of the deferred tax assets since realization of these future benefits is not sufficiently assured.  When the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expenses.

	2010	2009

Current federal and state exepnse (benefit)	$ 16,260,000	$ 15,000,000
Deferred:	390,000	390,000
Stock compensation	36,000	39,0000
Bad debt
Net operating loss carry forward
Change in valuation allowance

Total income tax expense (benefit)	(16,691,000)	(15,434,400)

The net increase in the valuation allowance was $1,257,000 for 2010 and $199,600 in 2009.

At December 31, 2010, the Company had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $40 million and $14 million respectively.  The federal and state net operating loss carry forwards expire through 2030. Certain substantial changes in the Company’s ownership may occur.  As a result, under the provisions of the Internal Revenue Code, the amount of net operating loss carryforwards available annually to offset future taxable income may be limited.  The amount of this annual limitation is determined based upon the Company’s value prior to the ownership changes taking place.  Subsequent ownership changes could further affect the limitation in future years.

12.	Common Stock and Preferred Stock

As of December 31, 2010, the Company has authorized capital stock of 50,000,000 shares of Common Stock, par value $0.01 per share, and 1,000,000 shares of Preferred Stock, par value $1.00 per share (“Preferred Stock”).  As of the date hereof, there are outstanding 49,980,089 shares of Common Stock, 71,400 shares of Preferred Stock. In accordance with the FASB codification 480-10, the Preferred Stock has been classified on the balance sheet as shares subject to mandatory redemption.

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

Liquidation

As of December 31, 2010 and 2009, the holders of shares of Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment will be made to the holders of the Common Stock or any other class or series of stock ranking on liquidation junior to the Preferred Stock, an amount in cash per share equal to the greater of: (i) the original purchase price paid with respect to each share of Preferred Stock held by such holder, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such share, plus any dividends declared but unpaid on such shares, or (ii) the amount such holder would receive if such shares of Preferred Stock are converted to Common Stock immediately prior to any such liquidation, dissolution or winding up of the Company.

After payment has been made in full to the Preferred Stock, any remaining assets available for distribution will be distributed among Common Stock holders.

Redemption Rights

On or after December 31, 2010, the Company shall redeem from the current holder (Dutchess Private Equity Fund)  of the Preferred Shares, at the beginning of each quarter, those amounts of Preferred Shares at a price of $25.00 per share set forth below subject to a modification to the agreement as further detailed above in Note 9, Notes Payable.

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

The Board of Directors administers the Plan.  A maximum of 15,000,000, shares, or 300,000 after adjusting for the reverse split, of Class A Voting Common Stock has been approved for issuance under the 1999 Plan of which 6,061 post split shares are available for grant at December 31, 2008.  The options are not transferable except by will or domestic relations order. As of November 16, 2010, all options under this plan have expired.

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

The following table presents activity under the Plans adjusting for the reverse split for the years ended December 31, 2010 and 2009

		Weighted average
	Shares	exercise price

Outstanding at December 31, 2008	1,010,906	$ 12.21
Granted	0	0
Exercised	0	0
Forfeited / Canceled	(783,919)	$ 4.60

Outstanding at December 31, 2009	226,987	$ 38.83
Issued	500,000	$ 0.07
Exercised	0	0
Forfeited / Canceled	(5,550)	$ 16.42

Outstanding at December 31, 2010	721,437	$ 12.34

The following summarizes information relating to options outstanding at December 31, 2010:

	Options outstanding			Options exercisable

		weighted average remaining	Weighted average		Weighted average
Range of exercise price	Shares	contractual life (years)	exercise price	Shares	exercise price

$0.07-$14.99	619,637	8.17	$ 1.93	619,637	$ 8.17
$15.00-$75.00	101,800	3.35	$ 73.94	101,800	$ 73.94
	721,437	7.49	$ 12.14	721,437	$ 12.14

14.	Defined Contribution Retirement Plan

The Company sponsors a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers substantially all employees.  The Company may make discretionary matching contributions up to 1% of employee contributions.  Company contributions vest ratably over a six-year period.  Company matching contributions amounted to $5,440 and  $15,582  in 2010 and 2009, respectively.

15.	Segment Information

The Company operates in a single business segment

16.	Financial Statement Presentation

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

17.	Subsequent Events

On March 30, 2011, YA Global Investments notified the Company that it had completed the assignment of its secured convertible debenture to another party. The principal amount of this note at December 31, 2010 was $2,712,990.

As of March 31, 2010, the Company is in default on the Special Situations Notes which required payments to be made in February 2011.

On April 8, 2011, we filed a Form 8-K reporting that the Board of Directors had accepted the resignation of Christian Williamson as Director and Chairman of the Board.

18.	Going Concern

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of $1,595,284 and $2,845,571 for the years ended December 31, 2010 and 2009, respectively. The Company has an accumulated deficit of $54,822,795, a stockholders' deficit of $9,854,080 and a working capital deficit of $7,472,326 at December 31, 2010. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken a number of actions to reduce operating expenses, and to improve the salability of its products. The Company's major objective is to increase its order volume. Short and long-term liquidity needs require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful.

19.	Other Legal Notes

Two former officers of the Company and its subsidiaries have been indicted by the U.S. Department of Justice. The indictment alleges that these individuals caused the issuance of fraudulent financial statements of the Company for the years ended December 31, 2006 and 2005. The alleged fraudulent transactions, if true, may have resulted in a misstatement of approximately $650,000 between retained earnings and additional paid-in capital as reflected in the consolidated balance sheets and consolidated statements of equity of the Company. The Company has been unable to produce documents which satisfy its auditing firm as to the nature of these transactions. The indictment alleges that the two former officers created a fictitious customer and then improperly recognized payments from this fictitious customer as revenue.  The indictment alleges that as part of the transactions in questions, certain debt payments by the Company were mis-directed to appear as cash revenue receipts from the fictitious customer.   These allegedly improper payments were reflected in the financial statement of the Company included in the quarterly and annual reports for the fiscal years 2005 and 2006 filed with the U.S. Securities and Exchange Commission. The payments were written off prior to the issuance and filing of financial statements for later periods.