Form 10-Q
period 2011-05-16
LOCATEPLUS HOLDINGS CORP
filed 2011-05-16
CIK 1160084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of Common Stock outstanding at May 16, 2011 was 49,980,089
The number of shares of Preferred Stock outstanding at May 16, 2011 was 71,400

* * *

PART I .  FINANCIAL INFORMATION

LocatePLUS Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash	$46,780	$207,912
Trade accounts receivable, net	843,522	836,943
Prepaid expenses and other current assets	55,422	33,854

Total current assets	945,724	1,078,709

Property and equipment, net Goodwill	28,585 998,413	28,585 998,413
Other assets	107,128	104,028

Total assets	$2,079,850	$2,209,735

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable	$3,009,999	$609,999
Accounts payable	1,686,525	1,692,646
Accrued expenses	2,214,182	2,043,986
Deferred revenue	224,978	294,679
Current maturities of convertible note payable	3,329,109	3,329,109

Total current liabilities	10,464,793	7,970,419

Convertible note payable, net of current maturities	-	2,400,000
Preferred stock subject to mandatory redemption	1,785,000	1,785,000

Total liabilities	12,249,793	12,076,800

Commitments and contingencies

Stockholders’ deficit:
Common stock , $0.01 par value, 50,000,000 authorized,
49,980,100 and 49,980,089 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	499,801	499,801
Additional paid-in capital	41,279,759	41,279,759
Warrants	3,094,436	3,094,436
Accumulated deficit	(55,043,939)	(54,819,679)

Total stockholders’ deficit	(10,169,943)	(9,945,683)

Total liabilities and stockholders’ deficit	$2,079,850	$2,209,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LocatePLUS Holdings Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2011	2010

Revenue	$1,685,134	$2,015,077
Cost of revenue	930,019	652,863

Gross profit	755,115	1,362,214

Operating expenses:
General and administrative	679,806	1,116,538
Selling and marketing	185,653	296,080

Total operating expenses	865,459	1,412,619

Operating loss	(110,344)	(50,404)

Other (expense)income:

Interest expense	(114,268)	(84,706)
Other income	352	2,371
Finance related expenses	-	(86,048)

Net loss	$(224,260)	$(218,787)

Basic and fully diluted net loss per share	$ nil	$ nil

Weighted average shares used in computing basic and fully diluted net loss per share	49,980,542	49,986,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LocatePLUS Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(224,260)	$(218,787)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	7,382
Provision for doubtful accounts	(9,787)	-
Conversion of debt to equity	-	20,000
Interest expense related to warrants issued with debt	-	79,422
Note executed in equity rights transaction	-	216,119
Net changes in operating assets and liabilities:
Trade accounts receivable	16,366	(69,913)
Prepaid expenses and other assets	(24,668)	(236,159)
Accounts payable	(76,118)	189,345
Accrued expenses	227,036	(36,141)
Deferred revenue	(69,701)	(7,311)

Net cash used in operating activities	(161,132)	(56,043)

Cash flows from financing activities:
Proceeds from issuance of debt	-	162,500
Repayment of debt	-	(37,000)

Net cash provided by financing activities	-	125,500

Net (decrease) increase in cash	(161,132)	69,457

Cash, beginning of period	207,912	53,546

Cash, end of period	$46,780	$123,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LocatePLUS Holdings Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.	Nature of Business and Basis of Presentation

LocatePLUS Holdings Corporation (LPHC)
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

LocatePLUS Corporation (LocatePLUS)
LocatePLUS provides web-based investigative search and background screening products for credentialed corporate, government and law enforcement clients as well as private investigators, legal professionals, bail bondsmen, collection and security agencies. The LocatePLUS flagship products – LocatePLUS Pay-Per-Click (PPC) and LP Police – empower businesses and government agencies with real-time web access to a wide range of public and proprietary databases to verify personally identifiable information on the U.S. adult population.

LocatePLUS provides access to information that includes credit header data, telephone numbers, address histories, dates of birth, social security numbers, civil and criminal records, corporation records, real property information and email addresses. The primary markets served are private investigators, law enforcement, government, legal and collections professionals, bail bondsmen and security agencies.

Worldwide Information, Inc. (Worldwide)
Worldwide provides CD-ROM and DVD products for effectively identifying motor vehicle, driver’s license, harbor records and unlisted cell phone records. Worldwide distributes software products containing statewide motor vehicle records that provide identity validation services to law enforcement, law offices and other accredited businesses.

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

Entersect Corporation (Entersect)
Entersect Corporation (aka Certifion Corporation), is a provider of web-based and off-line public information databases that allow investigative professionals to verify the authenticity of a subject’s background. Entersect’s products include Entersect Police Online (EPO) and Entersect HR.

EPO delivers telephone and address information to empower local and state police as well as federal agents to conduct more thorough investigations resulting in swift actions in the field. Access to EPO is restricted to law enforcement agencies.

Entersect HR provides tools for the recruiter, employer, and hiring consultant who are charged with the duty to screen candidates. We empower human resource professionals to make better, more informed decisions based on the verified backgrounds of potential and existing associates.

Dataphant, Inc. (Dataphant)
Dataphant is a provider of information on land and mobile phone numbers in the United States. Dataphant leverages a proprietary process to gather and analyze phone numbers from mobile and landline sources and map those numbers to phone owners and addresses.

Dataphant phone information is used by credentialed investigative and law enforcement customers throughout the U.S. and Canada. The information is available to all business and consumer markets, but the primary markets for this information remains in the government and law enforcement arena.

Metrigenics, Inc. (Metrigenics)
Metrigenics was formed to develop new ways to integrate biometrics with data.  In March, 2009, management made the decision to suspend funding of this subsidiary which consisted primarily of research and development costs, and is presently exploring strategic options with respect to this entity.

Employment Screening Profiles, Inc. (d/b/a TruBackgrounds)
TruBackgrounds develops and markets integrated, customized, web-enabled background verification solutions designed to aid in the verification, applicant management and human resource collaboration processes. TruBackgrounds serves large and small businesses with systems and information that enable better decisions and reduced costs via automation of the screening process.

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

Unaudited Interim Financial Statements
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements include the accounts of LocatePLUS Holdings Corporation and its subsidiaries. Certain information and footnote disclosures normally included in LocatePLUS Holdings Corporation’s annual consolidated financial statements have been condensed or omitted in accordance with Securities and Exchange Commission rules for interim financial statements.  The interim consolidated financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 31, 2011, and the results of operations and cash flows for the three months then ended.  There were no material unusual charges or credits to operations during the recently completed fiscal quarter. All inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

The results of operations for the interim periods reported hereon are not necessarily indicative of the results of operations to be expected for the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, which are contained in LocatePLUS Holdings Corporation’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 14, 2011.

The consolidated financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties which may impact the Company's ability to function as a going concern. The Company has sustained a net loss of $224,260 for the three months ended March 31, 2011. The Company also has an accumulated deficit of $55,043,939, a stockholders' deficit of $10,169,943 and a working capital deficit of $9,519,069 as of March 31, 2011. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

2.	Significant Accounting Policies

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and trade accounts receivable.  The risk with respect to cash and cash equivalents is minimized by the Company’s policies in which such investments are placed only with highly rated financial institutions and in instruments with relatively short maturities.  The financial stability of these financial institutions is constantly reviewed by senior management.  The carrying value of cash and cash equivalents approximates their fair value.

Revenue Recognition
The Company derives its revenue by providing access to public information such as names, addresses, phone numbers, bankruptcies, real estate transactions and motor vehicles and background check services. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;
•	The product or service has been provided to the customer;
•	The collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Throughout our various subsidiary product lines, the majority of revenue is recognized on a monthly basis for search results which are delivered over the internet under the terms of customer agreements. Some products are developed specifically for law enforcement which are typically billed and prepaid on an annual basis at a fixed rate. For these agreements, revenue is recognized appropriately throughout the term of the agreements.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. Any tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. There are no uncertain tax benefits that have been recognized in the accompanying financial statements.  Each of the tax years in the three-year period ended December 31, 2010 remains subject to examination by the Internal Revenue Service.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits (if any) in income tax expense. No such interest and penalties have been accrued as of March 31, 2011.

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

The carrying amounts of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, current maturities of notes payable and convertible notes payable approximate fair value because the best valuation for them is the use in the business and the short maturity of those instruments.

3.      Notes Payable

On March 20, 2007, the Company issued a secured convertible debenture to Cornell Capital Partners (now YA Global Investments, L.P.) in the aggregate principal amount of $6,000,000 of which $3,000,000 was advanced immediately.  The second installment of $2,000,000 was to be advanced immediately prior to the filing by the Company with the Securities and Exchange Commission (the "Commission") of the Registration Statement.  The last installment of $1,000,000 was to be advanced immediately prior to the date the Registration Statement was declared effective by the Commission.  The remaining $3,000,000 was not funded due to the Company failing to file the necessary Registration Statement. The Debentures matured on the third anniversary of the date of issuance and are now in default. The holder of the Debentures may convert at any time amounts outstanding under the Debentures into shares of common stock of the Company at a fixed conversion price per share equal to $0.314, now $0.057 per share due to the default.  Under the Purchase Agreement the debentures are secured by substantially all of the Company's, and its wholly owned subsidiaries’ assets.  The Company was engaged in negotiations toward a restructuring of this indebtedness. At March 31, 2011, the balance outstanding totaled $2,712,990. Accrued interest on this note at March 31, 2011 totaled $689,115.

Under the Purchase Agreement, the Company also issued to Cornell Partners (now YA Global Investments, L.P.) five-year warrants in six separate series as follows:

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

As of April 10, 2010, the Company issued to Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P., a four-year promissory note in the amount of $2,750,000 bearing simple interest of 5% per annum (the "Substitute Note"). The Substitute Note was in substitution for previous existing indebtedness that was in default. The balance of principal and interest due on the Substitute Note at June 30, 2010 was $2,742,901. The Substitute Note was cancelled as of August 23, 2010 in favor of two separate notes, each in the principal amount of $1,375,000, payable separately to each of Special Situations Fund III, L.P and Special Situations Private Equity Fund, L.P. and due in full January 10, 2016. Each note contains an identical revised monthly principal repayment schedule in monthly installments of $7,500, beginning February, 2011, increasing to $10,000 April 10, 2011, $15,000 July 10, 2011 and $25,000 September 10, 2011. Interest is payable on the 10th day of each month at 5% per annum but any interest payment may be deferred until maturity at a 10% per annum rate. This note defaulted in February 2011.

4.      Legal Proceedings

On October 14, 2010 the U.S. Securities and Exchange Commission filed a civil action against the Company in the United States District Court for the District of Massachusetts, Securities and Exchange Commission v. LocatePlus Holdings Corporation. The Complaint alleges violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The complaint alleges that the Company filed financial statements for the fiscal years 2005 and 2006 which were false and misleading. The action seeks the entry of a permanent injunction prohibiting the Company from engaging in future violations of the cited sections and rules; disgorgement and pre-judgment interest and civil monetary penalties. The Motion to Stay Further Proceedings was allowed by Woodlock,, J.: U.S.D.C. on April 7, 2011.

5.      Subsequent Events

The Company has evaluated all events or transactions through the date of this filing.   During this period, the Company did not have any material subsequent events.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of LocatePLUS Holdings Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission, or SEC.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management's plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

We have identified the policies critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the consolidated financial statements (unaudited) included in this report.  Note that our preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue.  Revenue decreased to $1,685,134 for the three months ended March 31, 2011 from $2,015,077 for the three months ended March 31, 2010, a decrease of 16%. A significant portion of the decrease of approximately $250,000 (76%) is attributable to the cancellation of services by a series of customers and the remaining decrease of approximately $80,000 is due to a delay in delivery of product and is being recognized in April 2011.

Cost of revenue.  Our cost of revenue consist primarily of our costs to obtain data and software maintenance expenses, which consist primarily of payroll and related expenses for information technology personnel as well as personnel that work directly to enhance our products, Internet access and hosting charges and expenses relating to Web content and design.  We obtain our data from multiple sources and we have entered into various license agreements with related data providers.    In the event that any of our primary sources of data became unavailable to us, we believe that we would be able to integrate alternate sources of data without significant disruption to our business or operations, as there are currently a number of providers of such data. For the three months ended March 31, 2011, cost of revenues was $930,019 as compared to $652,863 for the three months ended March 31, 2010, an increase of 42%.  The increase is due to costs for additional data services related to expanded product functionality as well as a reclassification of certain expenses that would otherwise have been classified as general and administrative.

Selling and marketing expenses.  Our selling and marketing expenses consist of salaries and commissions paid to sales representatives for the products that we offer, as well as direct and electronic mail advertising campaigns and magazine. Selling and marketing expenses for the three months ended March 31, 2011 were $185,653, as compared to $296,080 for the three months ended March 31, 2010, a decrease of 37%.  The primary reason for the reduction is due to the elimination of marketing activities that generated less revenue than the cost to acquire that revenue as well as a reduction in personnel.

General and administrative expenses.  General and administrative expenses consist of payroll and related expenses for non-sales, non-research and development and executive and administrative personnel, facilities expenses, insurance, professional services, travel and other miscellaneous expenses General and administrative expenses for the three months ended March 31, 2011 were $679,806, as compared to $1,116,538 for the three months ended March 31, 2010, a decrease of 39%. A portion of this decrease is attributable to certain expenses being reclassified as cost of revenues.

Interest expense. Interest expense is primarily attributable to various notes issued through March 31, 2011.  As of March 31, 2011, we had notes payable and convertible notes payable (current and long-term) totaling $6,339,108.
Interest expense increased to $114,268 for the three months ended March 31, 2011, from $84,706 for the three months ended March 31, 2010, an increase of 35%. This increase is attributable to the accrual of interest for the Company’s senior debt holder.

Other income (expense). Other income decreased to $352 for the three months ended March 31, 2011, from $2,371 for the three months ended March 31, 2010, a decrease of 85%.  This income is attributable to the collection of certain accounts receivable that have previously been written off.

Financing related expenses.  Finance related expenses which amounted to $86,048 in the three months ended March 31, 2010 are attributable to the expenses related to the restructuring of debt during the period and expenses associated with the issuance of new notes. There were no such expenses in 2011.

Net loss. As a result of the activity detailed above we recognized a net loss of $224,260 and $218,787 for the three months ended March 31, 2011 and 2010 respectively.  Our accumulated deficit as of March 31, 2011 was $55,043,939.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

On September 25, 2009 Derrick Spatorico became a Director of the Company and on February 25, 2010 he became acting President and Chief Executive Officer. Mr. Spatorico’s stock was subject to an escrow agreement by the terms of which he was to receive all of the stock out of escrow no later than September 1, 2011. On August 5, 2010 the escrow terminated in settlement of certain pending litigation and the 9,000,000 shares were transferred to The Spatorico Family Blind Trust established by Mr. Spatorico.

At March 31, 2011, the Company has outstanding notes payable totaling $378,000 to Derrick Spatorico that are in default.

On April 15, 2011, Derrick Spatorico was appointed as a Director and on April 20, 2011, his father, Anthony Spatorico was appointed Interim Chairman of the Board of Directors.

Liquidity and Capital Resources

At March 31, 2011, we had cash on hand of $46,780.  We incurred a loss from operations of $110,344 for the three months ended March 31, 2011, and a net loss for the quarter of $224,260.

In the three-month period ended March 31, 2011 we used cash from operations of approximately $161,000 compared to using cash of approximately $56,000 for the three months ended March 31, 2010, an increased use of approximately $105,000.  The cash used from operations for 2011 is due to the net loss, the increase in prepaid expenses and other assets and the decreases in accounts payable and deferred revenue offset by the increase in accrued expenses.

There were no investing or financing activities for the three-month period ended March 31, 2011.

The consolidated financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties which may impact the Company's ability to function as a going concern. The Company has sustained a net loss of $224,260 for the three months ended March 31, 2011. The Company also has an accumulated deficit of $55,043,939, a stockholders' deficit of $10,169,943 and a working capital deficit of $9,519,069 as of March 31, 2011. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not invest in or hold securities or other financial market instruments as a regular part of our business. We conduct our business in U.S. dollars. Our market risk is limited to domestic economic and regulatory factors.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that at the end of this reporting period we have identified matters that would constitute material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. It has been concluded that because material weaknesses exist, internal controls over financial reporting are not effective at this time. The material weakness relates to the financial closing process, specifically a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Following the year ended December 31, 2010, we have begun to take specific actions to remediate the reportable conditions and material weaknesses, including the devotion of additional resources to the quarterly closing process, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties.  We intend to continue to further strengthen our controls and procedures regarding the closing process over the next twelve months.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See updates for legal proceedings in Note 5 of the notes to consolidated financial statements (unaudited).

Item 1. A.  Risk Factors

For factors that could affect our business, results of operations and financial condition, see the discussion of risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes in these risk factors for the three month period ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.  Defaults Upon Senior Securities

The Company continues to be in default under the Secured Convertible Debenture dated March 20, 2007. On March 30, 2011, the Debenture was assigned to Gulabtech, LLC. The Company is in discussions with Gulabtech, LLC as to the resolution of this default.

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

On December 29, 2009, the Company obtained the consent of a majority of the record holders of its Common Stock to the foregoing actions.

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

Reports on Form 8-K

On May 13, 2011, we filed a Form 8-K and reported under item 5.02 that the Board of Directors accepted the voluntary resignation of James Ahearn from his position on the Board.

On May 3, 2011, we filed a Form 8-K and reported under item 4.01 that the Company notified Livingston & Haynes, P.C. that it was dismissed as the Company’s independent registered public accounting firm and that the Company had engaged Moody, Famiglietti, & Andronico, LLC as the replacement firm.

On April 26, 2011, we filed a Form 8-K and reported under item 8.01 that the Company had communicated to Carl Green and to the SEC that, on advice of counsel, the Company believes that the 14C filing by Carl Green is not on its face compliant with applicable SEC regulations as well as the Company's By-laws.

On April 22, 2011, we filed a Form 8-K and reported under item 5.02 that the Board of Directors elected Anthony Spatorico as Interim Chairman of the Board.

On April 18, 2011, we filed a Form 8-K and reported under item 5.02 that the Board of Directors appointed Derrick Spatorico as Director to fill the vacancy arising from the resignation of Christian Williamson.

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

LOCATEPLUS HOLDINGS CORPORATION
                             (Registrant)

SIGNATURE	TITLE	DATE
/s/ Ronald Lifton	President and Chief Executive Officer	May 16, 2011
Ronald Lifton
/s/ Brian McHugh	Chief Financial Officer and Treasurer	May 16, 2011
Brian McHugh